Form 10-Q
period 1996-03-31
PARAGON GROUP INC
filed 1996-05-15
CIK 921744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 1996
                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________ .


                         Commission file number 1-13220

                               Paragon Group, Inc.
             (Exact name of Registrant as specified in its charter)

        Maryland                                      75-2540957
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

               7557 Rambler Road, Suite 1200, Dallas, Texas 75231
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (214)891-2000
              (Registrant's telephone number, including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   [X]     No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS;

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  14,791,165   Shares of common stock, $.01 par value, as of May 15, 1996.
- --------------

                               PARAGON GROUP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                           Page
Part I - Financial Information

  Item 1. Financial Statements

      Condensed Consolidated Balance Sheets of Paragon Group, Inc.
         as of March 31, 1996 and December 31, 1995..........................  3

      Condensed Consolidated Statements of Operations of Paragon
         Group, Inc. for the three months ended March 31, 1996 and 1995......  4

      Condensed Consolidated Statements of Cash Flows of Paragon
         Group, Inc. for the three months ended March 31, 1996
         and 1995 ...........................................................  5

      Notes to Condensed Consolidated Financial Statements ..................  6

  Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................... 10


Part II - Other Information

  Item 1. Legal Proceedings.................................................. 15

  Item 2. Changes in Securities.............................................. 15

  Item 3. Defaults on Senior Securities...................................... 15

  Item 4. Submission of Matters to a Vote of Security Holders................ 15

  Item 5. Other Information.................................................. 15

  Item 6. Exhibits and Reports on Form 8-K................................... 15

Signatures................................................................... 16

                               PARAGON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      March 31,           December 31,
                                                                                        1996                  1995
                                                                                  ------------------    ------------------
                                                                                     (Unaudited)
                                     ASSETS

Real estate assets:
     Land                                                                         $          90,441     $          86,602
     Buildings and improvements                                                             526,748               516,925
                                                                                  ------------------    ------------------
                                                                                            617,189               603,527
     Less:  Accumulated depreciation                                                       (131,314)             (126,437)
                                                                                  ------------------    ------------------
         Operating real estate assets                                                       485,875               477,090
     Construction in process                                                                 27,200                27,944
                                                                                  ------------------    ------------------
         Net real estate assets                                                             513,075               505,034
Cash and cash equivalents                                                                     5,218                 6,583
Restricted cash                                                                               4,255                 3,909
Accounts receivable, including amounts due from
     affiliates of $325 and $1,424, respectively
     in 1996 and 1995                                                                         2,496                 4,716
Advances to affiliates                                                                          136                   186
Investment in ventures                                                                        7,318                 7,401
Deferred charges, net                                                                         8,602                 9,254
Other assets                                                                                  3,089                 2,528
                                                                                  ------------------    ------------------
         Total assets                                                             $         544,189     $         539,611
                                                                                  ==================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                     $         306,642     $         293,780
Accounts payable and accrued liabilities, including amounts
     due to affiliates of $21 in 1996                                                        15,273                17,155
                                                                                  ------------------    ------------------
         Total liabilities                                                                  321,915               310,935
                                                                                  ------------------    ------------------

Minority interests                                                                           48,829                50,210
                                                                                  ------------------    ------------------
Stockholders' equity:
     Common stock $.01 par value, authorized 100,000,000 shares,
         issued 14,791,165 shares                                                               148                   148
     Additional paid-in capital                                                             204,617               204,537
     Unamortized employee restricted stock compensation                                      (3,610)               (4,085)
     Accumulated deficit                                                                    (26,716)              (21,236)
                                                                                  ------------------    ------------------
                                                                                            174,439               179,364
     Less: Cost of 46,798 treasury shares (42,266 in 1995)                                     (994)                 (898)
                                                                                  ------------------    ------------------
         Total stockholders' equity                                                         173,445               178,466
                                                                                  ------------------    ------------------
         Total liabilities and stockholders' equity                               $         544,189     $         539,611
                                                                                  ==================    ==================

                             See accompanying notes.

                               PARAGON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                                  Three Months          Three Months
                                                                                      Ended                Ended
                                                                                    March 31,            March 31,
                                                                                      1996                1995, as
                                                                                                          Restated
                                                                                ------------------    -----------------
                                                                                   (Unaudited)          (Unaudited)
Revenue
     Rental                                                                     $          22,892     $         18,942
     Property management services - third party                                             1,489                2,065
     Property management services - affiliates                                              1,030                  957
     Leasing and other property services - third party                                      1,482                1,829
     Leasing and other property services - affiliates                                         368                  304
     Interest                                                                                 135                   79
     Other - properties                                                                       762                  692
     Other - property services                                                                380                  435
                                                                                ------------------    -----------------
         Total revenue                                                                     28,538               25,303
                                                                                ------------------    -----------------

Expenses
     Property operating expense                                                             7,069                5,678
     Real estate taxes and insurance                                                        2,797                2,260
     Depreciation and amortization                                                          5,111                4,083
     Property management, net of amounts reimbursed by
         affiliates of $23 and $43 for 1996 and 1995, respectively                          4,427                5,042
     Interest                                                                               5,626                3,885
     General and administrative - property services, net
         of amounts reimbursed by affiliates of $61 and $63
         for 1996 and 1995, respectively                                                    1,571                1,409
     General and administrative - corporate                                                   447                  467
                                                                                ------------------    -----------------
         Total expenses                                                                    27,048               22,824
                                                                                ------------------    -----------------

Income before equity in income of ventures
     and minority interests                                                                 1,490                2,479
Equity in income of ventures                                                                  232                   95
                                                                                ------------------    -----------------
Income before minority interests                                                            1,722                2,574
Minority interests                                                                           (344)                (520)
                                                                                ------------------    -----------------

         Net income                                                             $           1,378     $          2,054
                                                                                ==================    =================

         Net income per share of common stock                                   $            0.09     $           0.14
                                                                                ==================    =================
         Weighted average common shares outstanding                                    14,791,165           14,697,047
                                                                                ==================    =================

                             See accompanying notes.

                               PARAGON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                  Three Months         Three Months
                                                                                      Ended                Ended
                                                                                    March 31,            March 31,
                                                                                      1996           1995, as Restated
                                                                                ------------------   ------------------
                                                                                   (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $           1,378     $        2,054
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                       5,111              4,083
        Amortization of deferred financing costs                                              414                365
        Amortization of employee restricted stock compensation                                379                422
        Minority interests in income                                                          344                520
     Changes in assets and liabilities:
        Increase in restricted cash                                                          (346)               (56)
        Decrease in accounts receivable                                                     2,220                706
        Increase in prepaid leasing costs                                                     (26)               (30)
        Increase in other assets                                                             (561)              (127)
        Decrease in accounts payable and accrued liabilities                               (2,657)            (2,166)
                                                                                ------------------   ------------------
           Net cash provided by operating activities                                        6,256              5,771
                                                                                ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate assets                                                      (12,072)            (8,946)
     Additions to investment in ventures                                                      (17)               -
     Payments of organization costs                                                            -                 (22)
     Distributions received from ventures                                                     100                306
                                                                                ------------------   ------------------
           Net cash used in investing activities                                          (11,989)            (8,662)
                                                                                ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends                                                                             (6,858)            (6,819)
     Distributions to minority interests                                                   (1,745)            (1,807)
     Payments of deferred financing costs                                                     (41)               (69)
     Proceeds from notes payable                                                           21,200              7,500
     Payments on notes payable                                                             (8,238)               (34)
     Decrease (increase) in advances to affiliates                                             50               (243)
                                                                                ------------------   ------------------
           Net cash provided by (used in) financing activities                              4,368             (1,472)
                                                                                ------------------   ------------------

Net decrease in cash and cash equivalents                                                  (1,365)            (4,363)
Cash and cash equivalents, beginning of period                                              6,583              5,913
                                                                                ------------------   ------------------
Cash and cash equivalents, end of period                                        $           5,218    $         1,550
                                                                                ==================   ==================

                             See accompanying notes.

                              PARAGON GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.   ORGANIZATION AND FORMATION OF THE COMPANY

         Paragon Group, Inc. (together with its subsidiaries, the "Company"), qualifies as a real estate investment trust ("REIT") for Federal Income tax purposes and was incorporated in the state of Maryland on March 23, 1994 to continue the operations of certain entities involved in management, leasing, construction, development and ownership of real estate assets (collectively the "Predecessors"). On July 27, 1994, the Company completed an initial public offering (the "Initial Offering") of 13,000,000 shares of common stock (including 1,000,000 shares issued upon exercise of the underwriters' over-allotment option), a sale of 695,000 shares of common stock to the sponsors (the "Private Placement") and a business combination with the Predecessors. Additionally, in August 1994, the Company issued 324,400 shares of common stock for use in the Employee Restricted Stock Plan.

         Upon completion of the Initial Offering, the Company, through its wholly-owned subsidiary, Paragon Group LP Holdings, Inc., acquired a 79.1% limited partner interest in Paragon Group L.P. (the "Operating Partnership"). The Operating Partnership succeeded to substantially all of the interests of the Predecessors and certain others in certain properties. The Company, through its wholly-owned subsidiary, Paragon Group GP Holdings, Inc., is the sole general partner and the holder of a 1% interest in the Operating Partnership. Subsequent to the business combination, the Company's management, leasing, construction and development businesses are being conducted through Paragon Group Property Services, Inc. ("PGPSI"). The Company, through the Operating Partnership, owns 100% of the non-voting stock and 1% of the voting stock of PGPSI (collectively representing 99% of the total equity).

         In consideration for the sale of certain properties and partnership interests, certain owners of the Predecessors, including affiliates of the Company, elected to receive limited partnership units ("Units") in the Operating Partnership. The Units received by such owners at formation represented an approximate 19.9% equity interest in the Operating Partnership. At March 31, 1996, the Company's ownership interest in the Operating Partnership was 80.1%.


2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1995 audited financial statements and notes thereto included in the Paragon Group, Inc. 1995 Annual Report to Stockholders.

         The accompanying condensed consolidated financial statements include the accounts of the Company, Paragon Group GP Holdings, Inc., Paragon Group LP Holdings, Inc., Paragon Group L.P., Paragon Group Property Services, Inc., 12 wholly-owned partnerships and limited liability companies, and partnerships owning 13 properties where the Company, through the Operating Partnership, has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company, since the consummation of its Initial Offering on July 27, 1994, accounted for its investment in PGPSI under the cost method consistent with prior regulatory direction. However, in September 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board
     ("EITF") reached a consensus in EITF 95-6 "Accounting by a Real Estate Investment Trust for an investment in a Service Corporation" that the cost method of accounting for such investments was not appropriate and, based upon the specific facts and circumstances, either the equity method or consolidation accounting should be used.

     While the Company only holds 1% of the voting stock of PGPSI, due to its 99% economic interest and other factors the Company believes that the consolidation method should be used and will provide for the most meaningful financial statement presentation. Accordingly, in the fourth quarter of 1995 the Company changed its method of accounting for PGPSI from the cost method to consolidation of the financial position and results of operations of PGPSI in the Company's consolidated financial statements. As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 1995 have been restated to consolidate PGPSI. The effect of the restatement was to decrease stockholders' equity at March 31, 1995 by $19,672, to decrease net income by $889 and to decrease net income per share by $.06.

     Summary of Significant Accounting Policies

         In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123") which establishes financial accounting and disclosure standards for stock based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. FAS 123 provides an alternative of adopting the new accounting standards of the statement or remaining under the existing requirements of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". The Company has elected to continue to account for its stock compensation arrangements under the provisions of APB 25.


3.   REAL ESTATE INVESTMENTS

     Real Estate

         As of March 31, 1996, the Company, through the Operating Partnership, controls either through direct ownership or in some instances through an investment in a partnership or a limited liability company, 60 multifamily properties and four commercial properties in Florida, Kentucky, Missouri, North Carolina, South Carolina and Texas. In addition, the Company, through the Operating Partnership, owns a minority interest in two ventures which own three office properties containing 724,470 square feet; one in Missouri and two in suburban Washington, D.C.

         At March 31, 1996, the 60 multifamily properties include 55 operating properties containing 15,334 apartment units and five properties under development for which 1,404 units are planned. Two of the operating properties containing 516 units are in the initial lease-up phase. The four commercial properties include two retail properties containing 172,884 square feet, one office property containing 102,486 square feet and one office warehouse property under development which, when completed, will contain 108,600 square feet.

     Acquisition and Development Activities

         On January 29, 1996, PGPSI acquired a 5.15 acre tract of land in suburban Dallas, Texas. Construction activities commenced immediately on the Post and Paddock office warehouse development which, when completed, will contain 108,600 square feet. PGPSI expects to sell this development once completed.

         In February 1996, the Company completed construction of the Heron Pointe apartments in Tampa, Florida. Heron Pointe contains 276 apartment units and was completed at a total cost of $13,420.


4.   PROPERTY SERVICES

         Subsequent to the business combination, the Company's management, leasing, construction and development businesses are being conducted through PGPSI. PGPSI is a real estate property services company engaged in providing property services for the Company, affiliates of the Company and unrelated third parties. The services provided by PGPSI include asset and property management, leasing, acquisitions, sales, construction management and development. PGPSI is currently operating in 18 states and approximately 40 metropolitan areas. At March 31, 1996, PGPSI managed 22,421 apartment units and over 24.3 million square feet of commercial space (of which 15,334 apartment units and 1 million square feet were for the Company).

5.   NOTES PAYABLE

         Mortgages payable consist of 32 loans at March 31, 1996, each of which is collateralized by properties included in real estate assets. At March 31, 1996, 26 of the loans carry a fixed interest rate and provide for the monthly payment of interest only, and six loans provide for monthly payments of principal and interest at a fixed rate. The fixed rate mortgages bear interest at rates ranging from 5.75% to 8.52% and mature at various dates through September 2028. During the three month period ended March 31, 1996, $8,238 of principal was paid on existing mortgages.

         Concurrent with the Initial Offering, the Company obtained a line of credit facility which is currently in the amount of $90,000 and under certain conditions can be increased to $150,000. The line of credit matures in July 1996 but may be extended for up to two years at the Company's option. Borrowings under the line of credit are collateralized by specified properties. At March 31, 1996, $35,700 was outstanding (including $21,200 of new borrowings drawn during the three month period ended March 31, 1996) under the line of credit which consists of six contracts, each of which is priced at interest rates ranging from 7.28% to 7.56% (based upon LIBOR plus 2.0%) and with repricing maturities ranging from April 11, 1996 through June 28, 1996.

6.   RELATED PARTY TRANSACTIONS

         On January 3, 1996, the Company repaid $300 of debt payable to affiliates assumed on the purchase of the Overlook Apartments. As partial settlement of the debt, the Company, through the Operating Partnership, issued 4,694 Units to an affiliate. These Units were not eligible for participation in the distribution on February 27, 1996 but will participate in distributions on a pro-rata basis beginning with the distribution with respect to the first quarter of 1996.

         The Company, through PGPSI, uses a centralized disbursement and receipt system whereby, for certain properties owned by the Company and other affiliated properties, all project deposits are transferred to a central operating account and all expenses and other disbursements are paid therefrom. In other cases, certain properties maintain a separate cash account for recording project receipts and disbursements; however, certain common operating expenses are paid through the centralized account and are subsequently reimbursed by the appropriate properties. Additionally, cash of PGPSI is periodically transferred to the Operating Partnership for short term investment purposes.

         PGPSI provides services to affiliated partnerships on a contractual basis. The related party fees and expenses for such services are reflected in the accompanying condensed consolidated financial statements.

7.   DIVIDENDS

         On February 27, 1996, the Company paid a dividend, with respect to the fourth quarter of 1995, of $.465 per share of common stock. Concurrent with the dividend payments, the Operating Partnership distributed $.465 per Unit.

8.   SUBSEQUENT EVENTS

         On May 7, 1996, the Company declared a dividend, with respect to the first quarter of 1996, of $.465 per share of common stock, payable May 29, 1996 to holders of record on May 17, 1996. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit, payable May 29, 1996 to holders of record on May 17, 1996.

         Effective April 1, 1996, the Company entered into a joint venture with a real estate affiliate of the Caisse de depot et placement du Quebec ("Careit"). The venture was formed to acquire, develop, and operate multifamily residential communities in markets where the Company currently operates. The Company and Careit share joint control of the venture with each owning an approximate 45% interest. The remaining minority position is owned by two groups of private investors. Subject to certain provisions, the Company and Careit have each agreed to invest equity in the joint venture of between $7.5 million and $22.5 million. Properties acquired or developed in the venture are expected to be leveraged with secured property debt generally ranging between 65% and 70% of market value.

         Concurrent with its formation, the joint venture acceded to a controlling interest in three multifamily properties that were previously owned 100% by the Company; the 220 unit Overlook apartments in Charlotte, North Carolina, the 708 unit Highpoint apartments in Dallas, Texas and the 336 unit Brassfield Park apartments currently under development in Greensboro, North Carolina. The Company's original interests in the properties were diluted to approximately 45%. All cash contributions made by the joint venture partners were used to pay down property debt and establish working capital reserves. To date, the joint venture partners have contributed an aggregate amount of $15.85 million to the joint venture with respect to these properties.

         Additionally, the joint venture has entered into certain agreements with PGPSI whereby PGPSI will provide acquisition, development, leasing, management and other real estate services on a fee basis.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion is based primarily on, and should be read in conjunction with, the Condensed Consolidated Financial Statements of Paragon Group, Inc. and notes thereto appearing elsewhere in this report.

Company Activities

     On January 3, 1996, the Company, through the Operating Partnership, issued 4,694 Units to an affiliate in partial settlement of debt it assumed on the purchase of the Overlook Apartments.

     On January 29, 1996, PGPSI acquired a 5.15 acre tract of land in suburban Dallas, Texas. Construction activities commenced immediately on the Post and Paddock office warehouse development which when completed will contain 108,600 square feet. PGPSI expects to sell this development once completed.

     On February 27, 1996, the Company paid a dividend, with respect to the fourth quarter of 1995, of $.465 per share of common stock. Concurrent with the dividend payments, the Operating Partnership distributed $.465 per Unit.

     Effective April 1, 1996, the Company entered into a joint venture with a real estate affiliate of the Caisse de depot et placement du Quebec ("Careit"). The venture was formed to acquire, develop, and operate multifamily residential communities in markets where the Company currently operates. The Company and Careit share joint control of the venture with each owning an approximate 45% interest. The remaining minority position is owned by two groups of private investors. Subject to certain provisions, the Company and Careit have each agreed to invest equity in the joint venture of between $7.5 million and $22.5 million. Properties acquired or developed in the venture are expected to be leveraged with secured property debt generally ranging between 65% and 70% of market value.

     Concurrent with its formation, the joint venture acceded to a controlling interest in three multifamily properties that were previously owned 100% by the Company; the 220 unit Overlook apartments in Charlotte, North Carolina, the 708 unit Highpoint apartments in Dallas, Texas and the 336 unit Brassfield Park apartments currently under development in Greensboro, North Carolina. The Company's original interests in the properties were diluted to approximately 45%. All cash contributions made by the joint venture partners were used to pay down property debt and establish working capital reserves. To date, the joint venture partners have contributed an aggregate amount of $15.85 million to the joint venture with respect to these properties.

     Additionally, the joint venture has entered into certain agreements with PGPSI whereby PGPSI will provide acquisition, development, leasing, management and other real estate services on a fee basis.

     On May 7, 1996, the Company declared a dividend, with respect to the first quarter of 1996, of $.465 per share of common stock, payable May 29, 1996 to holders of record on May 17, 1996. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit, payable May 29, 1996 to holders of record on May 17, 1996.

     The Company anticipates that development properties which were recently completed will not generate their full net income potential for the year ended December 1996. Additionally, those properties currently under development are expected to experience operating losses during their stabilization period from completion to lease-up. The Company believes, however, that the positive impact of these development projects, once stabilized occupancy levels are achieved, will significantly contribute to the net income from operations of the Company.

The Company believes that property service business revenues for the first quarter tend to be lower than those recorded in the remainder of the year. Management also believes that despite the increasingly competitive nature of the property service business, results from this business should improve in the second half of the year, consistent with historical trends. However, there can be no assurance that the additional property management and transaction activity necessary to record improvement will be achieved. Management will continue its efforts at enhancing profitability and predictability in this business through improved efficiencies, pursuit of additional long-term relationships as well as other strategic possibilities.

Presentation

     The  information  contained in the  Condensed   Consolidated  Statements of
Operations of Paragon Group, Inc. is presented on the following basis.

     The accompanying condensed consolidated financial statements include the accounts of the Company, Paragon Group GP Holdings, Inc., Paragon Group LP Holdings, Inc., Paragon Group L.P., Paragon Group Property Services, Inc., 12 wholly-owned partnerships and limited liability companies, and partnerships owning 13 properties where the Company, through the Operating Partnership, has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company, since the consummation of its Initial Offering on July 27, 1994, accounted for its investment in PGPSI under the cost method consistent with prior regulatory direction. However, in September 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus in EITF 95-6 "Accounting by a Real Estate Investment Trust for an investment in a Service Corporation" that the cost method of accounting for such investments was not appropriate and, based upon the specific facts and circumstances either the equity method or consolidation accounting should be used. While the Company only holds 1% of the voting stock of PGPSI, due to its 99% economic interest and other factors the Company believes that the consolidation method should be used and will provide for the most meaningful financial statement presentation. Accordingly, in the fourth quarter of 1995 the Company changed its method of accounting for PGPSI from the cost method to consolidation of the financial position and results of operations of PGPSI in the Company's consolidated financial statements. As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 1995 have been restated to consolidate PGPSI.

Results of Operations - Comparison of the Three Months Ended March 31, 1996 and March 31, 1995

     Net income decreased $.68 million from the comparable period in 1995 principally as a result of an increase in total expenses of $4.2 million, which was partially offset by an increase in total revenue of $3.2 million, an increase in equity in income of ventures of $.14 million and a decrease in minority interests in income of $.18 million.

     Rental income increased $4.0 million, or 20.9%, due to an increase of $.69 million in rental income on the 52 properties owned throughout both periods ("same community") and the addition of $3.27 million of income generated from the acquisition and development of additional apartment units. The 1,578 apartment units acquired in 1995 contributed $2.5 million while the completion of units developed by the Company contributed $.77 million. On a same community basis, average monthly base revenue per leased apartment unit increased $17, or 3.4%, from $498 to $515 from March 31, 1995 to March 31, 1996, respectively. The Company believes that the increase in rental income per occupied apartment unit was achieved primarily as a result of the implementation of select rental increases allowed by improved economic conditions in certain of the Company's markets. Average occupancy for those residential properties was unchanged at 92.2% for both periods.

     Property management income decreased $.50 million, or 17%. Leasing and other property services income decreased $.28 million, or 13%. The decreases were due to terminated management contracts that were not replaced, reduced rates charged for management services on third-party contracts and to reduced transaction volume on which management, leasing and other property services' fees are payable.

     Property operating expenses and real estate taxes and insurance increased $1.9 million, or 24.3%, due to an increase of $.43 million, or 5.4%, in expenses for same community properties and an increase of $1.5 million resulting from the acquisition and development of additional apartment units. The apartment units acquired in 1995 accounted for $1.0 million of the increase while the completion of units developed by the Company accounted for $.46 million. The increase in expenses associated with same community properties of $.43 million was principally attributable to increases in repair and maintenance and other operating expenses on certain of those properties.

     Depreciation and amortization expense increased $1.0 million, or 25.2%, due principally to the acquisition and development of additional apartment units.

     Property   management  expenses  decreased  $.62  million,  or  12.2%,  due principally to reduced personnel compensation and severance pay resulting from the realignment of PGPSI in 1995.

     Interest expense increased $1.7 million, or 44.8%, due to an increase in operating debt principally associated with the acquisition and completed development of additional apartment units.

     General and administrative - property services increased $.16 million, or 11.5%, principally attributable to consulting and implementation expenses associated with the Company's new financial reporting and information system.

     Equity in income of ventures increased $.14 million, or 144%, due to an increase of $.07 million in income from the Company's 20% interest in Gateway One Office Venture and an increase of $.06 million resulting from the acquisition of the Company's 10% interest in Fair Grove Properties, L.L.C. in April 1995.

Liquidity and Capital Resources

     The Company increased its total debt from $293.8 million at December 31, 1995 to $306.6 million at March 31, 1996. During the three months ended March 31, 1996, $8,238 of principal was paid on existing mortgages and $21,200 was borrowed under the Company's line of credit. The borrowings under the line of credit were used to fund development activity and to repay $7,900 of debt (included in the $8,238 of principal paid on existing mortgages) associated with the purchase of the 278 unit Schooner Bay apartments in December 1995. Mortgages payable consisted of 32 loans at March 31, 1996 at fixed interest rates ranging from 5.75% to 8.52%. At March 31, 1996, $35,700 was outstanding under the line of credit which consisted of six contracts priced at interest rates ranging from 7.28% to 7.56% (based upon LIBOR plus 2.0%) and with repricing maturities ranging from April 11, 1996 through June 28, 1996.

Capital Expenditures

     Under the Company's policy regarding repairs, maintenance and capital expenditures, ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated on a straight-line basis over the estimated useful lives of the properties (buildings and related land improvements--10 to 40 years; furniture, fixtures and equipment--3 to 10 years; and tenant improvements--over the life of the related tenant lease). With respect to the apartment properties, the Company capitalizes floor and window coverings and depreciates such items over 5 years; appliances and heating, ventilating and air conditioning equipment are capitalized and depreciated over 10 years.

     During the three months ended March 31, 1996, the Company incurred a per unit average of $135 for normalized and revenue enhancing capital expenditures. Included in the $135 per unit is $51 representing $.757 million spent in the first quarter of 1996 on revenue enhancing capital expenditures on same community properties. The Company implemented a program beginning in late 1995 to upgrade selected properties which it believed would generate the best long term yields as a result of incremental capital investment. Properties were generally selected due to locational and submarket outlook and the property's competitive position in the submarket. This "repositioning" plan encompasses 39 of the Company's 60 multifamily properties and is expected to be completed in the first quarter of 1997.

     Also included in the $135 per unit is $.24 million representing deferred maintenance and property repositioning expenditures on four properties purchased in December 1995. These costs represent a portion of $2.6 million originally contemplated to be spent on these properties when they were underwritten for purchase by the Company.

     After taking into consideration these factors, the "normalized" capital expenditures on the properties averaged $67 per unit. The Company expects to expend annually an average of approximately $275 per apartment unit through 1999 for the residential properties. This amount is expected to be funded from Company operations, existing cash balances, and borrowings under the line of credit.

Inflation

     Substantially all of the residential property leases are for a term of one year or less, which may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation, although as a general rule, these leases permit residents to leave at the end of the lease term without penalty. Commercial property leases range in length from 1 to 25 years and most have expense pass-through provisions.

Funds from Operations

     Industry analysts generally consider funds from operations an appropriate measure of performance of an equity REIT. Funds from operations, as defined by NAREIT (the "National Association of Real Estate Investment Trusts"), means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of funds from operations, should be disregarded in its calculation. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of Paragon Group, Inc., funds from operations should be examined in conjunction with net income
(loss) as presented in the accompanying condensed consolidated financial statements and information included in the Company's 1995 Annual Report to Stockholders. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles (which, unlike funds from operations, generally reflects all cash effects of transactions and other events that enter into the determination of net income) and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

     Consistent with the interpretive guidance by NAREIT, beginning with the quarter ended March 31, 1996, the Company has changed its method of calculating funds from operations. The change primarily results in the Company no longer adding back certain non-cash and non-real estate depreciation and amortization charges to net income in determining funds from operations. The impact of the change was a reduction in funds from operations of approximately $687,000 and $518,000, respectively, for the three months ended March 31, 1996 and March 31, 1995. The following table represents the Company's calculation of funds from operations for the three months ended March 31, 1996 and March 31, 1995, as restated (dollars in thousands):


                                                                   Three Months Ended
                                                                         March 31,
                                                                   1996       1995,
                                                                   ----       -----
                                                                            as restated
Net income                                                      $   1,378     $  2,054
Adjustments to net income
   Minority interests in income                                       344          520
   Minority interests in cash flow                                    (65)         (57)
   Depreciation                                                     4,573        3,644
   Amortization of tenant leasing costs                                19           16
   Depreciation and amortization from unconsolidated ventures         130          114
   Amortization of management and leasing cotracts                    202          280
   Grants/amortization of employee restricted stock                   429          411
   Other cash reorganization expenses                                  -           353
                                                                ---------     --------
      Funds from operations                                     $   7,010     $  7,335
                                                                =========     ========

Supplemetal information:
   Adjustment for straight-lining of rents                      $     (44)    $     10
                                                                =========     ========

                           PART II - OTHER INFORMATION



 Item 1. Legal Proceedings

    None

 Item 2. Changes in Securities

    None

 Item 3. Defaults Upon Senior Securities

    None

 Item 4. Submission of Matters to a Vote of Security Holders

    None

 Item 5. Other Information

    None

 Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibit - none
    (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               PARAGON GROUP, INC.


                                     /S/ Thomas D. Ferguson
                                     ----------------------
                                     Thomas D. Ferguson, Chief Financial Officer
                                     and Senior Vice President
                                     (principal financial officer)



                                     /S/ J.C. Lowenberg, III
                                     -----------------------
                                     J.C. Lowenberg III, Vice President
                                     and Assistant Secretary
                                     (principal accounting officer)



Date:  May 15, 1996