Form 10-K/A
period 1995-12-31
PARAGON GROUP INC
filed 1996-07-24
CIK 921744

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995.

     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

                        Commission File Number 1-13220

                             PARAGON GROUP, INC.
          (Exact name of registrant as specified in its charter)


                   MARYLAND                       75-2540957
          (State of Incorporation)              (I.R.S. employer
                                               identification no.)

         7557 RAMBLER ROAD, SUITE 1200
         DALLAS, TEXAS                                  75231
         (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code:  (214) 891-2000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class         Name of each exchange on which registered
    -------------------         -----------------------------------------
    Common Stock,               New York Stock Exchange
    $0.01 Par Value

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   / /


     As of July 19, 1996, the aggregate market value of the 13,058,877 shares of Common Stock held by non-affiliates of the registrant was approximately $207.3 million, based upon the closing price of $15.875 on the New York Stock Exchange composite tape on such date.

     Number of shares of Common Stock outstanding as of July 19, 1996:
14,791,165

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual stockholders' meeting held in 1996 are incorporated by reference into Part III.

                                    PART I
ITEM 1.   BUSINESS

GENERAL


     Paragon Group, Inc. (together with its subsidiaries, the "Company") is a fully integrated, diversified real estate investment trust headquartered in Dallas, Texas focused on the operation, development and acquisition of multifamily residential communities in its key markets in the Southwest, Midwest, Carolina and Florida markets. The Company is a self-administered and self-managed real estate investment trust ("REIT") that as of June 30, 1996, owned (either directly or through interests in other entities) interests in 61 properties -- 55 multifamily residential communities (the "Residential Properties") and four office buildings and two shopping centers (the "Commercial Properties") located in six states, with five additional multifamily residential communities currently under construction (collectively, the "Properties"). The Residential Properties contain 15,334 apartment units and the Commercial Properties contain approximately 1,000,000 rentable square feet. In addition, the Company, through an affiliate, managed 274 office and industrial buildings, shopping centers and multifamily residential communities (including the Properties) as of December 31, 1995 located across the United States, totaling approximately 26.4 million square feet of commercial space and 22,000 apartment units. The Company sold its economic interest in its commercial property services business as of June 30, 1996. See "Recent Developments" below.


     The Company and its affiliates succeeded in July 1994 to substantially all of the interests of Paragon Group, Inc., a Texas corporation ("Paragon"), and certain others in the Properties and to Paragon's property services businesses and consummated an initial public offering (the "Initial Offering"). Paragon began its business activities in 1967 (through a predecessor entity) as a developer and manager of multifamily residential communities in the midwest and southwest regions of the United States. It expanded its geographic focus to include ownership and management of properties in the southeast and mid-atlantic regions in 1972 and added west coast operations in 1981. Over the last 26 years, Paragon expanded its residential and commercial property holdings primarily through development, and also through acquisitions of individual or multi-product, multi-market portfolios of properties owned and/or developed by others, and evolved into one of the largest developers, owners and managers of multifamily residential and commercial real estate in the United States.

     The Company's principal executive offices are located at 7557 Rambler Road, Suite 1200, Dallas, Texas 75231, and its telephone number is (214) 891-2000.
The Company is a Maryland corporation that was incorporated on March 23, 1994. The Company and its affiliates employed over 1,200 persons as of December 31, 1995.

ORGANIZATIONAL STRUCTURE

     The Company conducts substantially all of its business through Paragon Group L.P. (the "Operating Partnership"), which the Company controls through its wholly owned subsidiaries, Paragon Group GP Holdings, Inc. ("Paragon GP Holdings"), the sole general partner of and the holder of a 1.0% general partner interest in the Operating Partnership, and Paragon Group LP Holdings, Inc. ("Paragon LP Holdings"), the holder of 79.1% of the units of limited partnership interest ("Units") in the Operating Partnership as of December 31, 1995. The other limited partners of the Operating Partnership include entities controlled by the Company's executive officers and other prior owners of interests in the Properties and other assets owned by the Operating Partnership. As sole general partner, Paragon GP Holdings has the exclusive power to manage and conduct the business of the Operating Partnership. The Company's interests in the Operating Partnership (through Paragon GP Holdings and Paragon LP Holdings) entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its percentage interest therein.


     The Company's residential property services business is conducted by Paragon Residential Services, Inc. ("PRSI"), an affiliate in which the Operating Partnership owns a 95% economic interest by virtue of owning 1,880 shares of nonvoting common stock and one share of voting common stock. The remaining 99 shares of voting common stock, which represent a 5% economic interest, are owned by a partnership controlled by certain current and former executive officers of the Company. As discussed below under "Recent Developments," as of June 30, 1996, PRSI succeeded to the residential property services business of Paragon Group Property Services, Inc. ("PGPSI").



BUSINESS OBJECTIVES AND STRATEGY

     The Company's business objectives are to generate stable and increasing cash flow and asset value through (i) continued improvements in the operating margins of its existing portfolio of properties through rental rate increases and improved operating efficiencies, (ii) active pursuit of attractive apartment development and acquisition opportunities, (iii) continued focus on delivering profitable property service operating results from existing and new management and other property service assignments, (iv) strategic existing asset disposition and capital redeployment, and (v) continued utilization of joint venture opportunities to broaden the Company's investment capability in its key markets and to enhance yield generated on the Company's invested capital.

     The Company believes that its current portfolio of properties and new acquisition and development properties should provide the Company with stable and increasing cash flow and asset value. In addition, the Company will pursue new property service assignments that it believes will be profitable, although it recognizes that the property service business continues to be increasingly competitive. The knowledge and experience that Paragon has gained and the relationships that it has cultivated through the development, acquisition, ownership and management of multifamily residential communities, shopping centers and office and industrial buildings over the past 28 years, coupled with its presence in numerous real estate markets across the country through management and/or ownership of properties, provides the Company with a solid foundation from which to achieve long-term growth. The Company will seek to realize this growth by continuing to improve the performance of the existing portfolio of properties and by expanding its asset portfolio through development or acquisition of additional multifamily residential and/or commercial properties in multiple geographic markets.

BUSINESS SEGMENTS


     The Company's two primary business segments are property operations and property service operations. Results of operations and information related to the Properties and the property services businesses conducted by an affiliate of the Company and its predecessor for 1995, 1994 and 1993 are shown in Note 13 "Segment Operations" in the Consolidated and Combined Financial Statements and Notes thereto included elsewhere herein in order to provide a basis for analyzing and comparing operating performance.

     PROPERTY OPERATIONS. The Company's property operations generate the majority of the Company's revenue and substantially all of the Company's net income. In 1996, the Company will continue its practice of seeking opportunities to improve operating margins at the Properties and to implement more effective and consistent marketing of its apartment communities to potential residents. In addition, the Company expects to identify certain residential properties in the portfolio that may present opportunities for enhanced revenue growth through product repositioning. The Company believes select properties in the portfolio that possess certain market, submarket and locational qualities can achieve improved occupancies and/or greater than market rental rate increases through a product repositioning program. The Company intends to pursue product repositioning and enhancements on 30 Properties in 1996 and 1997 and may invest $6-8 million in those Properties to accomplish this objective.


     PROPERTY SERVICES BUSINESS. PRSI performs a variety of property service tasks for the Company, affiliate property owners and third-party owners. The Company believes that the property services business continues to be increasingly competitive and, as a result, operating results from PRSI's operations could be adversely impacted. In 1996, PRSI will continue to explore ways to improve operating results by focusing new business efforts toward longer-term property owners. The Company and PRSI intend to analyze additional methods of achieving improved returns from the Company's investment in this business segment.


RECENT DEVELOPMENTS AND ACTIVITIES


     SALE OF COMMERCIAL PROPERTY SERVICES BUSINESS. As of June 30, 1996, the Company sold its economic interest in the commercial property services business which previously had been conducted by PGPSI ("Paragon Commercial") to Insignia Financial Group Inc. for initial cash consideration of approximately $18.2 million. The acquisition price may be adjusted upward or downward depending on the future revenue performance of Paragon Commercial. This transaction does not include the sale of any residential or commercial real estate assets owned by the Company. PRSI will continue the Company's residential property services business and will provide all residential property service functions previously provided by PGPSI, including property management, leasing, development, acquisition and disposition of its owned residential communities as well as for affiliated and third party residential owners.

     CAREIT JOINT VENTURE. On April 1, 1996, the Company entered into a joint venture with Careit Investments Limited Partnership ("Careit"), an affiliate of Caisse de depot et placement du Quebec, to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates. The Company and Careit each have committed up to $22.5 million for investment in the joint venture corporation, which will be operated so as to permit its qualification as a REIT for Federal income tax purposes. The Company and Careit each effectively will own an approximately 45% interest and a number of private investors will own the remaining 10% interest in the joint venture. In connection with the formation of the joint venture, the Company and Careit each invested approximately $7.9 million in connection with the joint venture's acquisition from the Company of three properties: (i) Overlook, formerly known as The Phoenix, a 220-unit multifamily residential complex in Charlotte, North Carolina; (ii) Highpoint, a 708-unit multifamily residential complex in Dallas, Texas; and (iii) Brassfield Park, a 336-unit multifamily residential complex under development in Greensboro, North Carolina. The Company will record the initial contribution of these properties at their net carrying value, which was approximately $14.4 million (net book value of $40.0 million subject to existing indebtedness of $25.6 million) on March 31, 1996. The Company will account for its investment in the joint venture using the equity method of accounting. Additional investments by Paragon and Careit will be made from time to time when and if additional property acquisition or development opportunities are approved for acquisition or development.

     PROPERTY DEVELOPMENT. In 1995, the Company commenced development of six new residential properties.


     In January and February 1995, the Company commenced construction of two residential properties, one in suburban Dallas and one in Tampa, Florida.
The Dallas property (Stone Gate) will contain 276 units. The estimated total development cost for this project is $15.8 million, and the project is expected to be completed in the third quarter of 1996. The Tampa property (Heron Pointe) is the third phase of a three-phase 1,108-unit multifamily residential community (including two other Properties, Dolphin Pointe and Lookout Pointe) overlooking Tampa Bay. This property contains 276 units at a total development cost of $13.4 million and was completed in February 1996.

     In May 1995, the Company commenced construction on the 272 apartment unit Renaissance Pointe (formerly Mallard Pointe) project in Orlando, Florida. The estimated total development cost for this project is $14.6 million, with completion scheduled for July 1996.


     In July 1995, the Company commenced construction on the Brassfield Park Apartments in Greensboro, North Carolina. The estimated total development cost of this 336 unit project is $16.9 million, with completion scheduled for March 1997.

     In September 1995, the Company commenced construction on the Camden Passage II Apartments contiguous to its existing 308 unit Camden Passage property in Kansas City, Missouri. The estimated total development cost of this 288 unit project is $15.6 million, with completion scheduled for February 1997.

     In November 1995, the Company completed construction of the 240 unit Stone Creek Apartments in suburban Dallas, Texas at a total cost of $12.3 million.


     In November 1995, the Company commenced development activities on The Park Apartments community in Charlotte, North Carolina. This project, when completed, will contain 232 units at an estimated development cost of $11.3 million.


     In January 1996, PGPSI acquired a 5.15 acre tract of land in suburban Dallas, Texas and commenced construction of the Post and Paddock office warehouse which will contain 108,600 square feet. PGPSI expects to sell this development once completed.

     PROPERTY ACQUISITIONS. In addition to the development activity noted above, the Company acquired four residential operating properties and partial interests in two commercial operating properties in 1995.

     In April 1995, the Company purchased a partial interest in two suburban Washington, D.C. office properties at a total cost to the Company of $3.5 million. The two properties are Fair Oaks Commerce Center, a six-story 136,000 square foot suburban office property located in Fairfax, Virginia, and Shady Grove Plaza, a four-story 187,000 square foot building located in Rockville, Maryland.

     In the fourth quarter of 1995 the Company purchased four operating residential properties: Spanish Trace Apartments, a 372 unit property in St. Louis, Missouri, at a cost of $13.4 million; Overlook Apartments, a 220 unit property in Charlotte, North Carolina, at a cost of $8.8 million; Highpoint Apartments, a 708 unit property in Dallas, Texas, at a cost of 26.9 million; and Schooner Bay Apartments, a 278 unit property in Tampa, Florida, at a cost of $10.6 million.

     The acquisitions of Overlook Apartments, Highpoint Apartments and Schooner Bay Apartments were made through wholly-owned limited liability companies ("LLC") or a limited partnership ("LP"). The Company anticipates incurring, in 1996, an additional $1.1 million in capital expenditures on these properties and $1.5 million on Spanish Trace for deferred maintenance and improvements. In 1996, the Company contributed the Overlook Apartments, Highpoint Apartments and a property currently under development (Brassfield) to a venture in which it retained an approximate 45% ownership interest with a 55% interest being held by a Canadian pension fund and other investors. The Company believes that this joint venture will allow it to participate in the acquisition of additional properties and to potentially generate higher than proportionate returns if certain minimum yield expectations are achieved. Proceeds from the investors were used to pay down the Company's short term borrowings.


     FINANCING ACTIVITY. During the year the Company increased its total debt from $182.1 million at December 31, 1994 to $293.8 million at December 31, 1995. The Company borrowed additional fixed-rate term debt totaling $69 million in December 1995 secured by various properties. This borrowing was used to pay down line of credit borrowings made during the year which was used to fund acquisition and development activity. The Company also borrowed $28.2 million of short-term bridge debt to fund the acquisition of certain properties in December 1995. At December 31, 1995, $14.5 million of debt is represented by advances under the Company's line of credit. These advances are in two contracts at fixed rates.




ITEM 2.   PROPERTIES

RESIDENTIAL PROPERTIES

     Fifty-five of the Properties are Residential Properties, 53 of which the Company considers to have reached stabilized occupancy. A residential property is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy on the first day of any month or (ii) one year after the completion of construction. The Residential Properties, which represented approximately 95.9% of the total Property revenue for the year ended December 31, 1995, contain a total of 15,334 apartment units. Twenty of the Residential Properties, containing a total of 5,733 apartment units, are located in Florida, 13 (3,450 apartment units) are located in Missouri, eight (2,095 apartment units) in North Carolina, eight (2,560 apartment units) in Texas, five (1,142 apartment units) in Kentucky and one (352 apartment units) in South Carolina. The Residential Properties range in size from 112 to 708 apartment units. Forty-two of the Residential Properties were developed by Paragon and are now managed by the Company while
12 were acquired from third parties and one from an affiliate and have been managed by the Company or Paragon for an average of 8 years. The weighted average age of the Residential Properties is approximately 12 years and the average apartment unit size is approximately 790 square feet. For the year ended December 31, 1995, the weighted average occupancy of the stabilized Residential Properties was 93.6% and the weighted average monthly rental rate per apartment unit was approximately $512.


     Five additional residential properties currently are under construction, with completion dates ranging from the third quarter of 1996 to the first quarter of 1997. "See Item 1: BUSINESS -- Recent Developments and Activities -- Property Development." Two of these properties are located in North Carolina and will contain 568 units. The three remaining properties are located in Texas, Florida and Missouri and will contain 276, 272, and 288 units, respectively.

     The following table sets forth certain information about each of the stabilized Residential Properties that was owned by the Company as of December 31, 1995:

                                                                                          YEAR ENDED DECEMBER 31, 1995
                                                                                          -----------------------------
                                                                                                           WEIGHTED
                                                                NUMBER OF   NET RENTAL     WEIGHTED          AVERAGE
                                            PERCENT    YEAR     APARTMENT      AREA         AVERAGE     RENTAL RATE PER
PROPERTY               LOCATION              OWNED   COMPLETED    UNITS      (SQ. FT.)    OCCUPANCY(1)  APARTMENT UNIT
- --------               --------             -------  --------- -----------  ----------    ------------  ---------------
Grove                  Orlando, FL            100%     1973         232       157,064        95.3%            $428
The Reserve            Orlando, FL            100%     1991         146       130,378        95.3%             599
The Vineyard           Orlando, FL            100%     1990         380       303,250        93.7%             543
Broadmoor              Tampa, FL              100%     1986         384       249,984        94.4%             420
Chasewood              Tampa, FL              100%     1985         247       173,888        91.7%             458
Dolphin Pointe         Tampa, FL              100%     1989         416       315,328        95.3%             525
Lookout Pointe         Tampa, FL              100%     1987         416       306,592        93.6%             508
Schooner Bay (2)       Tampa, FL              100%     1986         278       202,183        90.6%             535
Lake I                 Winterhaven, FL        100%     1976         192       139,968        91.0%             379
Copper Creek           Louisville, KY         100%     1987         224       163,968        92.1%             551
Deerfield              Louisville, KY         100%     1987/90      400       298,336        88.7%             543
Glenridge              Louisville, KY         100%     1990         138       126,408        91.6%             687
Post Oak               Louisville, KY         100%     1981         126       106,722        91.2%             499
Sundance               Louisville, KY         100%     1975         254       173,228        95.2%             442
Camden Passage         Kansas City, MO        100%     1989         308       238,392        95.8%             584
San Miguel             St. Charles, MO        100%     1970         251       214,430        91.3%             471
The Cove               St. Louis, MO          100%     1990         276       234,876        97.3%             828
The Knolls             St. Louis, MO          100%     1973         112       164,600        94.5%             701
Knollwood I            St. Louis, MO          100%     1981         308       222,684        93.8%             456
Knollwood II           St. Louis, MO          100%     1985         300       216,000        95.4%             465
Pear Tree              St. Louis, MO          100%     1967         134        96,882        95.9%             442
Spanish Trace (2)      St. Louis, MO          100%     1972         372       430,628        94.7%             579
Sunswept               St. Louis, MO          100%     1971         334       268,726        94.8%             440
Tempo                  St. Louis, MO          100%     1975         304       205,504        93.3%             434
Westchase Park         St. Louis, MO          100%     1986         160       151,200        95.4%             752
Westgate I             St. Louis, MO          100%     1973         189       220,941        91.1%             731
Westgate II            St. Louis, MO          100%     1980         402       338,484        90.4%             594
Turtlecreek I          Asheville, NC          100%     1973         208       216,944        93.5%             533
Turtlecreek II         Asheville, NC          100%     1985         176       127,776        96.6%             486
Copper Creek           Charlotte, NC          100%     1989         208       146,224        96.2%             505
Falls                  Charlotte, NC          100%     1984         352       248,391        97.6%             519
The Overlook (2)       Charlotte, NC          100%     1985         220       165,790        95.9%             541
Pinehurst              Charlotte, NC          100%     1967         407       531,200        94.7%             621
Glen                   Greensboro, NC         100%     1980         304       201,248        94.0%             490
Brookfield             Dallas, TX             100%     1986         232       165,544        94.0%             435
Chesapeake             Dallas, TX             100%     1982         128       116,708        92.8%             623
Highpoint (2)          Dallas, TX             100%     1985         708       591,428        91.9%             555
Nob Hill               Dallas, TX             100%     1986         486       311,995        92.6%             435

                                                                                          YEAR ENDED DECEMBER 31, 1995
                                                                                          -----------------------------
                                                                                                           WEIGHTED
                                                                NUMBER OF   NET RENTAL     WEIGHTED          AVERAGE
                                            PERCENT    YEAR     APARTMENT      AREA         AVERAGE     RENTAL RATE PER
PROPERTY               LOCATION              OWNED   COMPLETED    UNITS      (SQ. FT.)    OCCUPANCY(1)  APARTMENT UNIT
- --------               --------             -------  --------- -----------  ----------    ------------  ---------------
Los Rios               Irving, TX             100%     1992         286       220,660        96.2%             705
Highland Trace         Plano, TX              100%     1985         160       135,531        97.4%             552
Landtree               Orlando, FL             75%(3)  1983         220       164,560        91.7%             474
Summerplace I & II     Orlando, FL             90%(3)  1984         344       260,408        90.3%             459
Summerplace III        Orlando, FL             75%(3)  1986         208       149,855        90.9%             465
4th Street Station I   St. Petersburg, FL      75%(3)  1982         384       278,016        89.7%             469
4th Street Station II  St. Petersburg, FL      75%(3)  1983         304       225,568        88.9%             475
CocoWest I             Tampa, FL               75%(3)  1983         208       149,760        92.9%             430
CocoWest II            Tampa, FL               75%(3)  1985         276       199,668        93.7%             428
Greenhouse             Tampa, FL               90%(3)  1982         324       224,856        94.3%             406
Parsons Run            Tampa, FL               75%(3)  1986         228       165,984        96.0%             473
Summerset Bend         Tampa, FL               75%(3)  1984         272       198,016        96.1%             443
Eastchase              Charlotte, NC           70%(3)  1986         220       153,560        95.7%             480
Westchase              Charleston, SC          75%(3)  1986         352       248,391        96.9%             433
Fairlane               Irving, TX              75%(3)  1980         320       213,200        95.6%             410
                                                                 ------    ----------        -----            ----
    TOTAL/WEIGHTED AVERAGE (53 PROPERTIES)                       14,818    11,661,925        93.6%            $512
                                                                 ------    ----------        -----            ----
                                                                 ------    ----------        -----            ----

__________________
(1) Weighted Average Occupancy is calculated by taking the actual apartment units occupied at the end of each month the Property was in operation during the year, divided by the total number of apartment units in operation at the end of such month, and averaging those amounts.

(2) The Company acquired these Properties in the fourth quarter of 1995. Therefore, the weighted average occupancy and weighted average rental rate per apartment unit are based on information from the date of acquisition only.

(3) The Company (through the Operating Partnership) is the controlling partner of the partnership that owns this Property and generally has the right to receive a preferred return on its interest that is expected to provide the Company with substantially all of the cash flow distributed with respect to the Property for the foreseeable future. The percentage disclosed generally represents the Company's interest in cash flow and sales and refinancing proceeds in addition to and payable after the Company's preference and certain partner preferences.

     The following table sets forth the total number of apartment units, weighted average occupancy and weighted average rental rate per apartment unit for each of the last five years for the Residential Properties as a whole:

                                            NUMBER OF      WEIGHTED      WEIGHTED AVERAGE
     YEAR ENDED            NUMBER           APARTMENT      AVERAGE          RENTAL RATE
    DECEMBER 31,     OF PROPERTIES (1)        UNITS       OCCUPANCY     PER APARTMENT UNIT
    ------------     -----------------      ---------     ---------     ------------------
       1995                 53               14,818         93.6%               $512
       1994                 49               13,240         93.6%                488
       1993                 48               12,833         93.8%                474
       1992                 47               12,547         92.4%                461
       1991                 43               11,607         90.7%                448

___________________________

(1) Represents the number of Residential Properties stabilized as of January 1 of the applicable year. A Residential Property is considered by the Company to have achieved stabilized occupancy on the earlier to occur of
     (i) attainment of 93% physical occupancy on the first day of any month or
     (ii) one year after the completion of construction. Information for the year ended December 31, 1995 includes information from the date of acquisition only for Schooner Bay, Spanish Trace, The Overlook and Highpoint, which were acquired in the fourth quarter of 1995. Information for the years ended December 31, 1993, 1992, 1991 and 1990 does not include information for Pinehurst, which was acquired by the Company in December 1994.


COMMERCIAL PROPERTIES

     Six of the Properties are Commercial Properties. The Commercial Properties consist of four office buildings (one in which the Company owns a 20% interest and two in which the Company owns a 10% interest containing a total of approximately 827,000 square feet of office space) and two shopping centers containing approximately 173,000 square feet of retail space. Two office buildings are located in St. Louis, Missouri and two in suburban Washington, D.C. The two shopping centers are located in Bradenton, Florida and St. Louis, Missouri. Three of the six Commercial Properties were developed by Paragon and one was acquired from a third party. The Company acquired an ownership interest in the remaining two properties in April, 1995. All of these properties were managed by PGPSI until the sale of the Company's commercial property services operations as of June 30, 1996. See "Item 1: BUSINESS - Recent Developments" above. The weighted average age of the Commercial Properties (adjusted to reflect the Company's ownership interests) is approximately 14.0 years. As of December 31, 1995, the Commercial Properties were 93.8% leased (adjusted to reflect the Company's ownership interests).

     The following table sets forth certain information about each of the Commercial Properties that was owned by the Company as of December 31, 1995:

                                                                                        AS OF DECEMBER 31, 1995
                                                                          ---------------------------------------------------
                                                                                                        AVERAGE
                                                          NET RENTABLE                                    BASE
                                                           AREA/GROSS                                   RENT PER      NET
                                  OWNERSHIP     YEAR      LEASABLE AREA    PERCENT        ANNUAL         LEASED     EFFECTIVE
PROPERTY               LOCATION    INTEREST   COMPLETED   (SQUARE FEET)   LEASED (1)   BASE RENT (2)   SQ. FT. (3)   RENT(4)
- --------               --------   ---------   ---------   -------------   ----------   -------------   -----------  ---------
OFFICE PROPERTIES:
The Paragon          St. Louis, MO   100%      1982/83       102,486         98.6%       $1,632,094       $16.15      $ 7.38
Gateway (5)          St. Louis, MO    20%       1985         401,625         97.6%        1,252,501        15.97       10.03
Fair Oaks (5)        Fairfax, VA      10%       1986         135,808         96.2%          202,340        15.48        6.54
Shady Grove (5)      Rockville, MD    10%       1988         187,037         77.5%          280,843        19.38       10.24
                                                             -------         -----       ----------       ------      ------
Subtotal -- Office (4 Properties) (6)                        826,956         96.3%       $3,367,778       $16.32      $ 8.06
                                                             -------         -----       ----------       ------      ------
RETAIL PROPERTIES:
Southwood Mall       Bradenton, FL   100%       1981         113,949         88.2%       $  527,945       $ 5.25      $ 4.78
Westgate Centre      St. Louis, MO   100%       1978          58,935         95.9%          947,293        16.76       14.78
                                                             -------         -----       ----------       ------      ------
Subtotal -- Retail (2 Properties)                            172,884         90.8%       $1,475,238       $ 9.17      $ 8.14
                                                             -------         -----       ----------       ------      ------
     TOTAL/WEIGHTED AVERAGE (6 PROPERTIES) (6)               999,840         93.8%
                                                             -------         -----
                                                             -------         -----

_______________________________
(1)  Percent leased represents square footage leased at the end of the year.

(2) Annual base rent is calculated using base rents (which are the gross rents payable by tenants, before taking into account any tenant improvements, leasing concessions and expense stops) at December 31, 1995 multiplied by the Company's ownership interest.

(3) Average base rent per leased square foot is equal to the annual base rent divided by the total leased square feet.

(4) For presentation of net effective rent for leases entered into for the three years ended December 31, 1995, see the table on page 15.

(5) The Company owns a 20% interest in Gateway, a 10% interest in Fair Oaks and a 10% interest in Shady Grove. Information with respect to net rentable area, percent leased, average base rent per leased square foot and net effective rent presented for the entire property and information with respect to annual base rent represents the Company's partial ownership interests.

(6) Weighted average, taking into account the Company's partial ownership interest in Gateway, Fair Oaks and Shady Grove, except for net rentable area, which represents the gross square footage in the properties.

     The following table sets forth the net rentable area or gross leasable area, as applicable, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Commercial
Properties:

                                                               AVERAGE
                 NET RENTABLE                               BASE RENT PER
                  AREA/GROSS       PERCENT LEASED (2)   LEASED SQUARE FOOT (4)
YEAR ENDED      LEASABLE AREA     -------------------   ----------------------
DECEMBER 31,   (SQUARE FEET)(1)   OFFICE (3)   RETAIL     OFFICE      RETAIL
- ------------   ----------------   ----------   ------   ---------    ---------
  1995             999,840          96.3%       90.8%     $16.32       $9.17
  1994             677,026          95.5%       88.3%      15.47        9.38
  1993             677,026          95.5%       91.9%      15.47        9.86
  1992             677,026          90.9%       93.6%      16.96        8.97
  1991             677,026          90.7%       94.6%      16.08        8.57

_________________
(1) As space is re-leased to new tenants, certain immaterial adjustments to net rentable area or gross leasable area may occur as a result of build-out adjustments for tenants. The total shown is used by the Company for consistency.

(2)  Percent leased represents square footage leased at the end of the year.

(3) Weighted average percent leased, considering the Company's partial ownership interests in Gateway, Fair Oaks and Shady Grove.

(4) Average base rent per leased square foot is calculated using year-end base rent figures for the respective periods.

     The following table sets forth a schedule of the lease expirations for leases in place as of December 31, 1995 for the Commercial Properties:

              NUMBER OF     NET RENTABLE    ANNUALIZED BASE  PERCENT OF TOTAL
  YEAR OF   TENANTS WITH     AREA/GROSS         RENT OF       ANNUALIZED BASE
  LEASE       EXPIRING      LEASING AREA       EXPIRING          RENT OF
EXPIRATION     LEASES     (SQUARE FEET) (1)  LEASES (1)(2)    EXPIRING LEASES
- ----------  ------------  -----------------  --------------   ---------------
  1996           24            123,432          695,976            14.4%
  1997           17             37,776          270,103             5.5%
  1998           32            168,471          913,780            18.9%
  1999           18             88,199          480,140             9.9%
  2000           27            209,391        1,017,432            21.0%
  2001            8            157,956          901,449            18.6%
  2002            5             71,473          153,964             3.2%
  2003            4             30,366          255,310             5.3%
  2004            -                  -                -             0.0%
  2005            1              4,160            8,320             0.2%
  2006+           2             34,634          146,543             3.0%
                               -------       ----------           ------
                               925,858       $4,843,017           100.0%
                               -------       ----------           ------
                               -------       ----------           ------

_________________
(1) Excludes 73,982 square feet of space not leased as of December 31, 1995. Net rentable area of expiring leases includes 100% of leases at Gateway, Fair Oaks and Shady Grove in which the Company owns a 20%, 10% and 10% interest, respectively. Annualized base rent includes 20%, 10% and 10% of rent attributable to leases at Gateway, Fair Oaks and Shady Grove, respectively, to reflect the Company's partial ownership interest.

(2) Annualized base rent is calculated using base rents as of December 31, 1995.

      The following table sets forth certain additional leasing information with respect to all new leases for permanent space entered into at the Commercial Properties in the last three years:

                           RETAIL PROPERTIES           OFFICE PROPERTIES
                          (SOUTHWOOD MALL AND        (THE PARAGON, GATEWAY,
                       WESTGATE SHOPPING CENTER)   FAIR OAKS AND SHADY GROVE)
                       -------------------------   --------------------------
                        YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                       ------------------------    --------------------------
                        1995     1994     1993      1995      1994     1993
                       ------   ------   ------    -------   ------   -------
NEW LEASING ACTIVITY
(PER SQUARE FOOT):
Square Feet Leased     35,931   12,000   20,379    145,996   45,716   138,080
Number of Leases           15        4        9         34       15        30
Weighted Average Term
 of Lease (years)         5.1      5.5      3.8        4.5      5.1       5.6

Base Rent              $13.64   $17.84   $13.97    $ 18.26   $14.35   $ 15.68
Expense Stop             1.00     0.00     0.00       6.36    (5.49)    (5.50)
                       ------   ------   ------    -------   ------   -------
Net Rent               $12.64   $17.84   $13.97    $ 11.90   $ 8.96   $ 10.18
Tenant Improvements/
 Commissions (1)         (.76)    (.94)   (0.24)     (2.25)   (2.08)    (2.04)
                       ------   ------   ------    -------   ------   -------
Net Effective Rent     $11.88   $16.90   $13.73    $  9.65   $ 6.88   $  8.14
                       ------   ------   ------    -------   ------   -------
                       ------   ------   ------    -------   ------   -------
_________________
(1) Tenant Improvements/Commissions calculated as total cost of tenant improvements and leasing commissions, divided by square feet leased, divided by weighted average lease term.

PROPERTY SERVICES

      Prior to the sale as of June 30, 1996 of the Company's commercial property services operations referred to in "Item 1: BUSINESS - Recent Developments" above, PGPSI provided a wide array of property services to the Properties, affiliates of PGPSI and the Company, and third-party clients, including property management, marketing, leasing, asset management, construction management and disposition services. As of December 31, 1995, PGPSI managed a total of 274 income-producing properties (including the 61 Properties) located in 20 states, consisting of 195 commercial properties and 79 multifamily residential communities. This management portfolio, which totaled approximately 26.4 million square feet of commercial space and 22,000 apartment units as of December 31, 1995, includes (i) the 61 Properties, (ii)
64 additional properties owned by affiliates of the Company and its executive officers and (iii) 149 properties owned by unaffiliated third-party owners.

      PRSI has continued the residential property services operations of PGPSI, including its focus on maximizing the performance of each property under its management through proactive management that focuses on maintaining tenant satisfaction to reduce tenant rollover, aggressive reletting of apartment units and utilization of operating efficiencies as a result of the size of PRSI's management operations. In addition to providing the Company with an additional source of cash flow, providing property services to clients through PRSI enables the Company to achieve economies of scale in its management operations and to obtain in-depth knowledge about existing and new markets and submarkets, which provides the Company with greater information about future development and acquisition opportunities.


OPERATING INFORMATION


     For information relating to the Company's net income and other aspects of its results of operations, see the Consolidated and Combined Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

MORTGAGE FINANCING

     The Properties are subject to existing mortgage indebtedness in an aggregate principal amount as of December 31, 1995 of $293.8 million, carrying a weighted average interest rate of 7.7% and a weighted average maturity of 7.6 years (assuming loans callable before maturity are called as early as possible). The existing mortgage indebtedness on the Properties is set forth in the table below:

                                                                                             ESTIMATED
                                      PRINCIPAL            ANNUAL                             BALANCE
                         INTEREST      BALANCE              DEBT            MATURITY           DUE AT
    PROPERTY               RATE     (AS OF 12/31/95)      SERVICE           DATE (1)          MATURITY
    --------             --------   ----------------   -------------    ----------------   --------------
Pool A Properties (2)     8.36%      $61,710,000       $5,158,956       July 15, 2001       $61,700,000

Landtree                  8.52%        3,780,000          322,056       July 15, 1999         3,780,000
Summerplace I & II        8.52%        6,330,000          539,316       July 15, 1999         6,330,000
Summerplace III           8.52%        3,720,000          316,944       July 15, 1999         3,720,000
The Vineyard              7.30%       10,500,000          766,500       Jan. 15, 1999        10,500,000
4th Street Station I      8.52%        5,120,000          436,224       July 15, 1999         5,120,000
4th Street Station II     8.52%        5,070,000          431,964       July 15, 1999         5,070,000
CocoWest I                8.52%        2,670,000          227,484       July 15, 1999         2,670,000
CocoWest II               8.52%        3,780,000          322,056       July 15, 1999         3,780,000
Greenhouse                8.52%        3,580,000          305,016       July 15, 1999         3,580,000
Parsons Run               8.52%        3,840,000          327,168       July 15, 1999         3,840,000
Summerset Bend            8.52%        4,500,000          383,400       July 15, 1999         4,500,000
Deerfield                 5.75%        8,200,000          471,500        June 1, 2003(3)      8,200,000
Deerfield                 7.00%        1,786,667          192,513(4)     June 1, 2003(5)        820,000(6)
Copper Creek (KY)         5.88%        8,900,000          523,320        June 1, 2003(7)      8,900,000
Copper Creek (KY)         6.00%          336,667           87,058(4)     Dec. 1, 1998(8)              0
Glenridge                 7.50%        2,984,231          223,817       Nov. 15, 1998         2,984,231
Glenridge                 7.50%          710,530           53,290       Nov. 15, 1998           710,530
Camden Passage            7.50%(9)     7,350,373          551,278     October 1, 2003         6,572,145
Copper Creek (NC)         6.80%        4,100,000          278,800      Sept. 15, 1996         4,100,000
Eastchase                 7.50%        2,948,521          221,139        June 7, 1998(10)     2,948,521
Glen                      7.50%(11)    6,626,472          546,904        Jan. 1, 2000         6,371,817
Westchase                 8.52%        4,440,000          378,288       July 15, 1999         4,440,000
Fairlane                  8.50%        3,524,245          359,856      August 1, 1999         3,272,709
Nationwide-North
 Carolina Property (12)   7.29%       14,000,000        1,020,600       Dec. 10, 2005        12,225,503
Nationwide-Texas
 Properties (12)          7.29%       22,073,000        1,609,122       Dec. 10, 2005        19,275,252
Nationwide-Missouri
 Properties (12)          7.29%       32,927,000        2,400,378       Dec. 10, 2005        28,753,509
The Overlook              7.50%        5,400,000          405,000(13)    Jan. 1, 2003         4,962,448
The Overlook             10.00%          300,000                0        Jan. 1, 1996                 0
Spanish Trace             7.35%        9,838,271          795,275(13)   Sept. 1, 2028                 0
Highpoint                 7.66%       20,250,000        1,551,150(14)   June 19, 1996        20,250,000
Schooner Bay              7.63%        7,930,000          605,059(14)  March 31, 1996         7,930,000
PGPSI Equipment Loans     9.25%           53,970           37,891         Various                     0
                                    ------------      -----------                          ------------
 SUBTOTAL:                          $279,279,947      $21,849,322                          $257,306,665

Line of Credit (15)      Various      14,500,000        1,106,200       July 26, 1996        14,500,000
                                    ------------      -----------                          ------------
 TOTAL:                             $293,779,947      $22,955,522                          $271,806,665
                                    ------------      -----------                          ------------
                                    ------------      -----------                          ------------

___________________________

(1) All of the mortgages can be prepaid at any time, in whole or in part, subject to prepayment penalties typically calculated on a yield maintenance basis, except for the mortgages encumbering Copper Creek (KY), Deerfield, Glen and Fairlane, which are closed to prepayment for varying lengths of time.

(2) The "Pool A Properties" are Grove, The Reserve, Broadmoor, Chasewood, Dolphin Pointe, Lookout Pointe, Post Oak, Sundance, Westchase Park, Westgate I, Westgate II, Turtlecreek I, Falls and The Paragon (all of which are Residential Properties except The Paragon, which is a Commercial Property). The loan is secured by the Pool A Properties on a cross-collateralized basis.

(3) Information presented relates to the Series A bonds. The maturity date noted represents the date on which credit enhancement on the Series A bonds expires. The stated maturity date for the Series A bonds is June 1, 2023.

(4) Information presented relates to the Series B bonds which amortize over the life of the loan.

(5) Information presented relates to the Series B bonds. The maturity date noted represents the date on which credit enhancement on the Series B bonds expires. The stated maturity date for the Series B bonds is June 1, 2008.

(6) Information presented relates to the Series B bonds which amortize over the life of the loan. The balance reflects the principal balance which will be due at the date on which the credit enhancement on the bonds expires.

(7) Information presented relates to the Series A bonds. The maturity date noted represents the date on which credit enhancement on the Series A bonds expires. The stated maturity date for the Series A bonds is June 1, 2023.

(8) Information presented relates to the Series B bonds. The Series B bonds self-liquidate, with the final payment of principal due on December 1, 1998.

(9) Represents the rate in effect pursuant to an interest rate buy down agreement in effect through July 1999, after which time the rate will increase to 8.07%.

(10) The lender of the loan secured by this Property has a right to call the loan, and the Company will have the right to prepay the loan, on June 7, 1998. The stated maturity date for the note is June 1, 2003.

(11) In connection with the Initial Offering, the Company entered into an interest swap agreement. The agreement, which expires on January 27, 2000, effectively reduces the fixed interest rate on this note from 9.5% to 7.5%.

(12) The Nationwide debt is structured with three separate loan agreements. "Nationwide-North Carolina" is secured by Pinehurst. "Nationwide-Texas" is secured by Los Rios, Nob Hill and Brookfield. "Nationwide-Missouri" is secured by Tempo, Knollwood I, Knollwood II and The Cove at Westgate. Each of these are Residential Properties.

(13) The amount noted represents the annual debt service projected for 1996.

(14) The amount noted represents the projected annual debt service on two bridge acquisition loans which are expected to be refinanced in 1996. The Schooner Bay loan was repaid on March 28, 1996 using proceeds from the Company's line of credit.

(15) Advances under the line of credit are secured by Properties that do not secure other mortgage loans. The principal balance shown represents the amount advanced and outstanding as of December 31, 1995. Annual debt service represents the amount projected for 1996, assuming no change in the interest rates in effect as of December 31, 1995.

LINE OF CREDIT

     Concurrent with the Initial Offering, the Company obtained a line of credit facility in the amount of $75 million. The commitment was subsequently increased to $115 million, in December 1995 was reduced by the Company to $90 million, and under certain conditions can be increased to $150 million. The line of credit matures in July 1996 but may be extended for up to two years at the Company's option. Borrowings under the line are collateralized by specified properties. The interest rate on the amounts outstanding under the line of credit varies between either the greater of the prime rate or the Federal Funds rate plus .50% or, at the Company's election, the London Interbank Offer Rate ("LIBOR") plus 2.0%. The line of credit reprices, at the Company's discretion, in defined intervals ranging from 1 to 360 days. As the line of credit is drawn or reprices, the Company enters into a contract and selects the available term and the interest rate option it desires. If the Company selects a contract based upon LIBOR plus 2.0%, then the interest rate becomes fixed for the term selected. Otherwise, the contract rate varies based upon the appropriate index.


     At June 30, 1996, $44.3 million was outstanding under the line of credit in five separate contracts. The weighted average interest rate under these contracts was 7.50%.


     The Company anticipates that the line of credit will continue to be used primarily to fund development or acquisition of additional properties and for general working capital purposes.

     Under the terms of the line of credit, the Company is required to maintain a minimum tangible net worth and is required to meet certain coverage ratios with respect to debt to implied market equity (defined as the Initial Offering price of the Common Stock, adjusted for net cash received from additional equity offerings and any reductions to net worth after June 30, 1994), operating cash flow to interest, and operating cash flow to debt service and capital expenditures. For any 12-month period, partner distributions by the Operating Partnership in excess of a certain percentage (ranging from 95% to 100%) of funds from operations (as defined therein) are prohibited under the terms of the line of credit.

ITEM 3. LEGAL PROCEEDINGS


     Neither the Company nor the Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, most of which are expected to be covered by liability insurance and none of which are expected to have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1995.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The shares of Common Stock of Paragon Group, Inc. are listed on the New York Stock Exchange under the symbol "PAO".CUSIP:699116 10 9.

     On July 19, 1996 the last reported sale price of the Common Stock on the NYSE was $15.875 per share.

     As of July 19, 1996, Paragon Group, Inc. had approximately 297 stockholders of record and 14,791,165 shares of Common Stock outstanding.

QUARTERLY STOCK PRICE INFORMATION

                                                                DIVIDEND
                                                                  PER
PARTIAL PERIOD OR QUARTER ENDED                 HIGH     LOW     SHARE
- -------------------------------                 ----     ---    --------
July 21, 1994 through September 30, 1994.....  21 3/8   19 1/2   $0.33
October 1, 1994 through December 31, 1994....  21 1/8   16 1/4   $0.465
January 1, 1995 through March 31, 1995.......  19 1/2   15 3/4   $0.465
April 1, 1995 through June 30, 1995..........  18 7/8   16 1/2   $0.465
July 1, 1995 through September 30, 1995......  19       16 3/8   $0.465
October 1, 1995 through December 31, 1995....  17 5/8   15 1/4   $0.465

ITEM 6.  SELECTED FINANCIAL DATA

PARAGON GROUP, INC. AND PREDECESSORS
SELECTED FINANCIAL DATA (1)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND PROPERTY DATA)

                                                              COMPANY                              PREDECESSORS
                                                    ---------------------------  -----------------------------------------------
                                                                 FOR THE PERIOD
                                                       YEAR        JULY 27 TO    FOR THE PERIOD
                                                       ENDED       DECEMBER 31,   JANUARY 1 TO       YEAR ENDED DECEMBER 31,
                                                    DECEMBER 31,     1994, AS       JULY 26,     -------------------------------
                                                        1995      RESTATED (2)        1994         1993        1992       1991
                                                    -----------   -------------  --------------  ---------   --------   --------
OPERATING DATA:
   Rental                                            $   80,437     $  32,099       $ 39,018     $  66,848   $ 60,984   $ 58,167
   Property management and leasing services              22,296         9,821         13,875        24,900     24,541     23,913
   Other income                                           4,835         2,792          4,049         5,104      4,435      4,646
                                                     ----------     ---------       --------     ---------   --------   --------
      Total revenues                                    107,568        44,712         56,942        96,852     89,960     86,726
   Operating expenses (before depreciation
          and amortization)                              60,075        24,798         33,375        52,560     51,300     48,852
   Depreciation and amortization                         18,561         7,019          6,499        11,321     10,747     11,844
   Interest expense                                      17,011         6,448         14,858        26,713     27,793     27,057
   Reorganization costs (3)                                   -         7,796              -             -          -          -
   Income (loss) before extraordinary items              10,063          (825)         2,639         6,871        277        661
   Net extraordinary items (4)                                -         1,636          1,776         9,092        965          -
   Net income                                          $ 10,063     $     811       $  4,415     $  15,963   $  1,242      $ 661

  Per share data:
   Income (loss) before extraordinary items (5)      $     0.68     $   (0.06)
                                                     ----------     ---------       --------
                                                     ----------     ---------       --------
   Net income (5)                                    $     0.68     $    0.06
                                                     ----------     ---------       --------
                                                     ----------     ---------       --------
   Dividends declared per common share
    outstanding (6)                                  $     1.86     $    0.80
                                                     ----------     ---------       --------
                                                     ----------     ---------       --------

BALANCE SHEET DATA:
   Real estate, net of accumulated depreciation      $  505,034     $ 411,777                    $ 245,523   $252,660   $242,599
   Total assets                                         539,611       442,548                      262,953    266,242    256,903
   Mortgages and notes payable                          293,780       182,056                      267,650    274,174    264,739
   Stockholders' equity (deficit)                       178,466       193,434                      (40,031)   (42,726)   (40,985)

OTHER DATA:
   Cash flows provided by (used in):
      Operating activities                               36,522        11,098         11,995        18,630     12,269     15,979
      Investing activities                             (103,366)     (192,477)        (3,140)       (3,585)   (20,731)    (4,658)
      Financing activities                               67,514       179,509         (5,927)      (14,285)     7,342    (11,421)
   Funds from operations (7)                          $  34,937     $  15,020       $  9,739      $ 19,228   $ 11,918   $ 13,231

STATISTICAL PROPERTY DATA: (8)
   Total Residential Properties (end of year)                53            49                           48         47         43
   Total Apartment Units (end of year)                   14,818        13,240                       12,833     12,547     11,607
   Total Commercial Properties (end of year)                  6             4                            4          4          4
   Weighted Average Monthly Residential Rate
      per Apartment Unit for Residential  Properties  $     512     $     488                     $    474   $    461   $    448
   Weighted Average Occupancy for
      Residential Properties                               93.6%         93.6%                        93.8%      92.4%      90.7%

(1) For a detailed presentation of Company operations segmented into rental operations and property services operations, see Note 13 to the December 31, 1995 consolidated financial statements included elsewhere herein.

(2) In 1995, the Company changed its method of accounting for its investment in its property services subsidiary from the cost method to consolidation. The 1994 financial statements have been restated to reflect this accounting change. See Note 2 to the December 31, 1995 consolidated financial statements included elsewhere herein.

(3) Reorganization costs represents non-recurring costs, principally legal, accounting and other costs, incurred in connection with the formation of the Company.

(4) Net extraordinary items represents extraordinary gain from forgiveness of debt, net of minority interests, less extraordinary loss from early extinguishment of debt, net of minority interest.

(5) Per share amounts are computed based on the weighted average number of shares outstanding during the period (14,698,336 in 1995 and 14,513,503 in 1994).

(6) The dividend paid by the Company for the partial quarter ended September 30, 1994 was $.33 per share. During 1995, the Company paid quarterly dividends, with respect to the fourth quarter of 1994, through the third quarter of 1995, of $.465 per share. On February 6, 1996, the Company declared a dividend with respect to the fourth quarter of 1995, of $.465 per share.

(7) Funds from Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Management generally considers FFO to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent cash flows from operating activities as defined by GAAP, should not be considered as an alternative to net income as an indicator of the Company's operating performance and is not indicative of cash available to fund all cash flow needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The following table represents the Company's calculation of FFO (dollars in thousands):

                                                              Company                              Predecessors
                                                    ---------------------------  -----------------------------------------------
                                                                 For the Period
                                                       Year        July 27 to    For the Period
                                                       Ended       December 31,   January 1 to       Year Ended December 31,
                                                    December 31,     1994, as       July 26,     -------------------------------
                                                        1995         Restated        1994         1993        1992       1991
                                                    -----------   -------------  --------------  ---------   --------   --------
Net income                                             $10,063       $   811        $ 4,415       $15,963    $ 1,242     $   661
Adjustments to net income:
   Minority interests in income                          2,612          (207)             -             -          -           -
   Minority interests in cash flow                        (287)         (147)             -             -          -           -
   Reorganization costs incurred in connection
       with the formation of the Company                     -         7,796              -             -          -           -
   Gain on sale of property                                  -             -              -          (136)        (3)          -
   Extraordinary items, net of minority interests            -        (1,636)        (1,776)       (9,092)      (965)          -
   Depreciation and amortization                        18,561         7,019          6,499        11,321     10,747      11,844
   Depreciation and amortization from
       unconsolidated ventures                             542           180            110             -          -           -
   Deferred loan cost amortization included in
       interest expense                                  1,559           602            472         1,219        800         735
   Grants/amortization of employee restricted stock      1,462           577              -             -          -           -
   Other cash reorganization expenses                      553             -              -             -          -           -
   Adjustment for straight-lining of rents                (128)           25             19           (47)        97          (9)
                                                       -------       -------        -------       -------    -------    --------
Funds from Operations                                  $34,937       $15,020        $ 9,739       $19,228    $11,918    $ 13,231
                                                       -------       -------        -------       -------    -------    --------
                                                       -------       -------        -------       -------    -------    --------

(8) Includes statistical information for all stabilized residential properties and all commercial properties for the periods presented as if controlled by the Company or the Predecessors. A residential property is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy on the first day of any month or (ii) one year after completion of construction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     The following discussion is based primarily on, and should be read in conjunction with, the Consolidated and Combined Financial Statements of Paragon Group, Inc. and Predecessors and notes thereto appearing elsewhere in this report.

COMPANY ACTIVITIES

     On January 5, 1995, the Company, through its ownership in the Operating Partnership, purchased a 15.34 acre tract of land in suburban north Dallas, Texas. Construction activities commenced immediately on the development (Stone Gate) which, when completed, will contain 276 apartment units at an estimated development cost of $15.8 million.

     On January 12, 1995, the Company, through its ownership in the Operating Partnership, purchased a 16.63 acre tract of land in Tampa, Florida and immediately commenced construction activities on the development (Heron Pointe). The project, which contains 276 apartment units, was completed in February 1996 at a total cost of $13.4 million.

     On April 10, 1995, the Company, through its ownership in the Operating Partnership, purchased a partial interest in two suburban Washington, D.C. office properties through a joint venture with J.P. Morgan Investment Management, Inc. The Company contributed $3.5 million in exchange for a 10% interest in the joint venture. The two properties owned by the joint venture are Fair Oaks Commerce Center, a six-story 135,808 square foot suburban office property located in Fairfax, Virginia, and Shady Grove Plaza, a four-story 187,037 square foot building located in Rockville, Maryland. Both of the properties are unencumbered.

     On May 19, 1995, the Company, through its ownership in the Operating Partnership, purchased a 24.37 acre tract of land in Orlando, Florida. Construction commenced immediately on the Renaissance Pointe Apartments development (formerly Mallard Pointe) which, when completed, will contain 272 apartment units at an estimated development cost of $14.6 million.

     On July 31, 1995, the Company, through its ownership in the Operating Partnership, purchased a 28.08 acre tract of land in the Brassfield planned unit community in Greensboro, North Carolina. Construction activities commenced immediately on the Brassfield Park Apartments development which, when completed, will contain 336 apartment units at an estimated development cost of $16.9 million.

     On August 8, 1995, the Company, through the Operating Partnership, issued 73,783 Class B Units to a corporation owned by affiliates of the Company pursuant to a deferred obligation on the purchase of a tract of land that took place August 8, 1994 (Stone Creek). (Class B Units receive a pro rata distribution for the quarter in which they were issued, based on the number of days they were outstanding during such quarter, and thereafter automatically convert to Class A Units.)

     On September 30, 1995, the Company, through its ownership in the Operating Partnership, purchased a 17.1 acre tract of land contiguous to its existing 308 unit Camden Passage property in Kansas City, Missouri. Construction activities commenced immediately on the Camden Passage II Apartments development which, when completed, will contain 288 units at an estimated development cost of $15.6 million.

     Effective October 1, 1995, the Company, through its ownership in the Operating Partnership, purchased the 372 unit Spanish Trace Apartments in St. Louis, Missouri at a cost of $13.4 million. As part of the purchase consideration, the Operating Partnership issued 42,353 Class B Units to affiliates of the Company. The Company anticipates incurring an additional $1.5 million of capital expenditures on the property for property repositioning, upgrades and deferred maintenance.

     In November 1995, the Company completed construction of the 240 unit Stone Creek Apartments in suburban north Dallas, Texas at a total cost of $12.3 million.

     On November 17, 1995 the Company, through the Operating Partnership, purchased a 13.7 acre tract of land in Charlotte, North Carolina.
Development activities commenced immediately on The Park Apartments community which, when completed, will contain 232 units at an estimated development cost of $11.3 million.


     Effective December 1, 1995, the Company, through its ownership in the Operating Partnership, purchased the 220 unit Overlook Apartments (formerly The Phoenix) in Charlotte, North Carolina at a cost of $8.8 million.


     On December 20, 1995, the Company, through its ownership in the Operating Partnership, purchased the 708 unit Highpoint Apartments in Dallas, Texas at a cost of $26.9 million.

     On December 29, 1995, the Company, through its ownership in the Operating Partnership, purchased the 278 unit Schooner Bay Apartments in Tampa, Florida at a cost of $10.6 million.


     The acquisitions of Overlook Apartments, Highpoint Apartments and Schooner Bay Apartments were made through wholly-owned limited liability companies ("LLC") or a limited partnership ("LP"). The Company anticipates incurring, in 1996, an additional $1.1 million in capital expenditures on these properties for deferred maintenance and improvements. In 1996, the Company contributed the Overlook Apartments, Highpoint Apartments and a property currently under development (Brassfield) to a joint venture in which it retained an approximate 45% ownership interest with a 55% interest being held by a Canadian pension fund and other investors. The Company will record the initial contribution of these properties at their net carrying value and will account for its investment in the joint venture using the equity method of accounting. The Company believes that this joint venture will allow it to invest in the acquisition of additional properties and to potentially generate higher than proportionate returns if certain minimum yield expectations are achieved. Proceeds from the investors were used to pay down the Company's short term borrowing.


     On January 3, 1996, the Company, through the Operating Partnership, issued 4,694 Class B Units to an affiliate in partial settlement of debt it assumed on the purchase of the Overlook Apartments.

     On January 29, 1996, the Company, through Paragon Group Property Services, Inc. ("PGPSI"), its management, leasing, and construction affiliate, acquired a 5.15 acre tract of land in suburban Dallas, Texas. Construction activities commenced immediately on the Post and Paddock office warehouse development which when completed will contain 108,600 square feet. PGPSI expects to sell this development once completed.

     The properties currently under development, in the aggregate, did not generate operating income for the year ended December 31, 1995. During the stabilization period, from completion to lease up, these properties are expected to experience operating losses. The Company believes, however, that the positive impact of these development projects, once they reach stabilized occupancy levels, will significantly contribute to income from operations of the Company.

     On February 23, 1995, the Company and PGPSI announced a realignment of PGPSI from a regional multiproduct organization to two national product groups - one for residential operations and one for commercial operations. The Company expects the efficiencies created by the new structure to generate annual savings to PGPSI in excess of $2 million per year, with the realignment fully in place. PGPSI recorded a non-recurring cash charge in the first half of 1995 of $.553 million as a result of the implementation of this new structure. PGPSI also recorded a non-cash charge of $.195 million for the first half of 1995 associated with the non-dilutive accelerated vesting of outstanding restricted stock made available to certain employees as described in the Initial Offering.

     The Company believes that the property services business has become increasingly competitive, and is likely to remain so for the foreseeable future, which could adversely impact operating results derived from PGPSI's operations. The Company believes, however, that there continue to be opportunities to expand its property services business, particularly as a result of the trend in the industry for institutional holders of real estate to contract with larger, diversified property service companies with multiple geographic capabilities. The Company expects that PGPSI will actively pursue such opportunities as they arise.

     The Company paid a quarterly dividend of $.465 per share of common stock on February 25, 1995, May 26, 1995, August 23, 1995 and November 28, 1995.
Concurrent with each of the dividend payments, the Operating Partnership distributed $.465 per Unit.


     On February 6, 1996, the Company declared a dividend, with respect to the fourth quarter of 1995 of $.465 per share of common stock which was paid on February 27, 1996. Concurrent with the dividend payment, the Operating Partnership distributed $.465 per Unit.

     On April 1, 1996, the Company entered into a joint venture with Careit to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates. See "Item 1: BUSINESS - Recent Developments" above.

     On May 7, 1996, the Company declared a dividend, with respect to the first quarter of 1996, of $.465 per share of common stock which was paid on May 29, 1996 to holders of record on May 17, 1996. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit which was paid on May 29, 1996 to holders of record on May 17, 1996.

     As of June 30, 1996, the Company sold its economic interest in the commercial property services business which previously had been conducted by PGPSI to Insignia Financial Group Inc. for initial cash consideration of approximately $18.2 million. See "Item 1: BUSINESS - Recent Developments" above.


PRESENTATION

     The information contained in the Consolidated and Combined Statements of Operations of Paragon Group, Inc. and Predecessors is presented on the following basis.

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board recently reached a consensus regarding the method by which companies electing REIT status account for investment in property services subsidiaries. Consistent with prior regulatory direction, the Company accounted for its investment in PGPSI on the cost basis of accounting for periods reported from July 27, 1994 through September 30, 1995, whereas the Predecessors reported the property services business on a combined basis. As a result of the EITF decision, this form of ownership dictates that the Operating Partnership now report its investment on the full consolidation method of accounting. In accordance with the pronouncement, the Company has restated all periods previously reported using the new method.

     For the periods after the Initial Offering, the accompanying consolidated financial statements include the accounts of the Company, Paragon Group GP Holdings, Inc., Paragon Group LP Holdings, Inc., Paragon Group L.P., PGPSI, 12 wholly owned partnerships and LLCs, and partnerships owning 13 properties in which the Company, through the Operating Partnership, has a controlling interest.

     For the periods prior to the Initial Offering, the accompanying combined financial statements of the Predecessors include the accounts of 45 partnerships owning multifamily apartment communities, two partnerships owning retail properties, two partnerships owning office properties and various entities engaged in property management, leasing, construction and development on a contractual basis. Additionally included are the accounts of a partnership which owns a 20% interest in an office property accounted for using the equity method. The accompanying combined financial statements are presented on a combined basis because of common ownership and management.

RESULTS OF OPERATIONS - 1995 COMPARED WITH 1994

     Net income increased $4.8 million from the comparable period in 1994 while income before extraordinary items increased $8.2 million. Total revenue increased $5.9 million and total expenses decreased $5.1 million while minority interests increased $2.8 million, extraordinary gain from forgiveness of debt, net of minority interests decreased $8.6 million and extraordinary loss from early extinguishment of debt, net of minority interests decreased $5.2 million.

     Rental income increased $9.3 million, or 13.1%, principally due to an increase in rental revenue on the 48 projects owned by the Predecessors, revenue generated from three apartment projects, totaling 697 units, acquired upon formation of the Company and the acquisition of a fourth project with 407 units in December of 1994. In the fourth quarter of 1995, the Company acquired an additional four apartment projects totaling 1,578 units. The increase in rental revenue on the 48 projects owned by the Predecessors contributed $2.8 million to the rental income increase while the addition of apartment units accounted for $6.5 million. Average monthly base revenue per leased apartment unit increased $20, or 4.1%, from $485 to $505 from December 31, 1994 to December 31, 1995, respectively, for those units owned in both periods. The Company believes that the increase in rental income per occupied apartment unit was achieved primarily as a result of the implementation of select rental increases allowed by improved economic conditions in certain of the Company's markets. Average occupancy for those residential properties increased nominally from 93.6% to 93.7% for the years ended December 31, 1994 and December 31, 1995, respectively.

     Property management income decreased $1.5 million, or 12.0%, while leasing and other services income remained flat. The reduction in property management income is due to terminated management contracts that were not replaced or reduced rates charged for management services on third party contracts.

     Interest income decreased $.1 million as a result of reduced investment interest earned on excess cash balances.

     Other income - properties decreased $.4 million, or 12.3%, due principally to a $.4 million real estate tax refund recorded in the first quarter of 1994.

     Other income - property services decreased $1.5 million, or 54.4%, due principally to decreased transaction activity on which such revenue is based.

     Property operating and maintenance expense increased $2.2 million, or 7.0%, for the year ended December 31, 1995 as compared to the comparable period in 1994. Of this increase, $2.7 million is principally attributable to the addition of apartment units offset by a reduction of $.5 million on properties owned in both periods principally attributable to reduced real estate tax and other operating expenses on certain of those properties.

     Property management expenses decreased $3.2 million, or 14.8%, due principally to the realignment within PGPSI mentioned above and the effect of the cost sharing agreements between PGI and PGPSI. That sharing was in place for a full year in 1995 and only from August through December in 1994.

     Interest expense decreased $4.3 million, or 20.2%, due to a reduction of the Company's outstanding debt concurrent with the formation of the Company. Additional debt added in December 1995 caused a nominal increase as most was added late in the fourth quarter of 1995 (see "Liquidity and Capital Resources" below).

     General and administrative expenses - property services increased $1.6 million in 1995 over 1994 principally due to expenses associated with the realignment of PGPSI described above. Severance and other realignment expenses totaled $.7 million in 1995, while other expenses including travel and temporary services increased by $.9 million due to the implementation of the realignment and a computer conversion.

     General and administrative expenses - corporate increased $1.2 million or 149% due principally to the effect of the cost sharing agreements between PGI and PGPSI. In addition, the public company costs existed for only four months in 1994 and for the entire year in 1995.

     Reorganization costs decreased $7.8 million and represent costs associated with the formation of the company, including accounting, legal, and other formation costs.

RESULTS OF OPERATIONS - 1994 COMPARED WITH 1993

     Net income decreased $10.7 million from the comparable period of 1993. Income from operations decreased primarily due to an increase in total revenue of $4.8 million, offset by an increase in extraordinary loss from early extinguishment of debt, net of minority interests of $4.3 million, an increase in total expenses of $10.2 million, a decrease in gain on sale of properties of $.1 million, and a decrease in extraordinary gains from forgiveness of debt, net of minority interest of $1.4 million.

     Rental income increased $4.3 million, or 6.3%, principally due to an increase in rental revenue on the 48 projects owned by the Predecessors, revenue generated from three apartment projects, totaling 697 units, acquired upon formation of the Company and the acquisition of a fourth project with 407 units in December 1994. The increase in rental revenue on the 48 projects owned by the Predecessors contributed $2.4 million while the addition of apartment units accounted for $1.9 million. Average monthly base revenue per leased apartment unit increased $11, or 2.3%, from $474 to $485 from 1993 to 1994, respectively. The Company believes that the increase in rental income per occupied apartment unit was achieved primarily as a result of the implementation of select rental increases allowed by improved economic conditions in certain of the Company's markets. Average occupancy for the residential properties remained relatively unchanged (93.8% in 1993 and 93.6% in 1994).

     Property management services income decreased $.4 million, or 3.2%. Leasing and other property services income decreased $.8 million, or 6.7%. These decreases were due to terminated management contracts that were not replaced, reduced rates charged for management services on third-party contracts and to reduced transaction volume on which such fees are based.

     Interest income increased $.4 million, or 175.7%, as a result of investment interest earned on higher excess cash balances.

     Other income - properties increased $.3 million or 8.3% due principally to the addition of 697 units acquired upon formation of the Company noted above of $.1 million and increases in other revenue generated from the remaining properties.

     Other income - property services increased $1.1 million or 64% due to increased transaction activity on which such revenue is based.

     Property operating and maintenance expense increased $2.3 million, or 7.6%, for the year ended December 31, 1994 as compared to the comparable period in 1993. The increase is principally attributable to a $.62 million increase in personnel expense for merit and performance pay increases; advertising and promotion increased $.23 million; utilities increased $.31 million; and building repair and maintenance increased $.55 million. The acquisition of four apartment projects totaling 1,104 units accounted for $.85 million of these increases. Real estate tax and insurance expense increased $.56 million, of which $.20 million is due to the addition of the four apartment projects noted above, and due to an increase in insurance costs associated with all of the properties.

     Property management expenses increased $1.6 million, or 8.3%, due principally to increased compensation occurring prior to the public company formation and after the Initial Offering.

     Interest expense decreased $5.4 million, or 20.2% in 1994, as compared to 1993, due to the reduction of the Company's outstanding debt concurrent with the formation of the Company. The Company's total debt decreased from $267.7 million to $182.1 million from December 31, 1993 to December 31, 1994.

     General and administrative expenses - property services increased $.9 million, or 29.6%, in 1994 as compared to 1993, principally due to costs associated with converting to operating as a public company (principally legal, accounting fees and temporary services fees).

     General and administrative - corporate increased $.8 million over 1993 representing public company costs after formation. There were no public company costs prior to formation.

     Reorganization costs increased $7.8 million and represent costs associated with the formation of the Company, including accounting, legal, and other formation costs.

     Equity in income of ventures increased $.27 million, or 56.4%, as a result of the timing of distributions from the Gateway property. Effective March 1, 1994, the Company began participating in cash flow of the property.

LIQUIDITY AND CAPITAL RESOURCES

     During the year the Company increased its total debt from $182.1 million at December 31, 1994 to $293.8 million at December 31, 1995. The Company borrowed additional fixed-rate term debt totaling $69 million in December 1995 secured by various properties. This borrowing was used to pay down line of credit borrowings made during the year which was used to fund acquisition and development activity. The Company also borrowed $28.2 million of short-term bridge debt to fund the acquisition of certain properties in December 1995. At December 31, 1995, $14.5 million of debt is represented by advances under the Company's line of credit. These advances are in two contracts at fixed rates.

     Two of the properties added in 1995, Spanish Trace and Overlook (formerly the Phoenix), were acquired from partnerships affiliated with certain officers and directors of the Company. Pursuant to Company policy, both transactions required approval by a majority of the Company's disinterested directors and were so approved unanimously. The affiliated officers and directors were entitled to receive total consideration of $1 million in the transactions, all of which was paid in Operating Partnership Units (42,353 issued in 1995 and 4,694 in 1996). By using a per Unit value of $21.25 to determine the number of Units, the affiliated officers and directors received consideration with a current value totaling approximately $.82 million based upon a share price of $17.50 (at the date of the transactions).

LINE OF CREDIT

     Concurrent with the Initial Offering, the Company obtained a line of credit facility in the amount of $75 million. The commitment was subsequently increased to $115 million and in December 1995 was reduced by the Company to $90 million. This decrease was primarily as a result of the $69 million refinancing that took place in December 1995. Through this refinancing the Company was able to obtain long term fixed rate debt under favorable terms and as a result anticipates a reduced usage of the line of credit in the future. However under certain conditions, the line of credit may be increased to $150 million. The line of credit matures in July 1996 and, at the Company's election, provides for two one year extension options. Borrowings under the line are collateralized by specified properties. The interest rate on the amounts outstanding under the line of credit vary between either the greater of the prime rate or the Federal Funds rate plus
 .50% or, at the Company's election, the London Interbank Offer Rate ("LIBOR") plus 2.0%. The line of credit reprices, at the Company's discretion, in defined intervals ranging from 1 to 360 days. As the line of credit is drawn or reprices, the Company enters into a contract and selects the available term and the interest rate option it desires. If the Company selects a contract based upon LIBOR plus 2.0%, then the interest rate becomes fixed for the term selected. Otherwise, the contract rate varies based upon the appropriate index.


     At June 30, 1996, $44.3 million was outstanding under the line of credit in five separate contracts. The weighted average interest rate under these contracts was 7.50%.


     The Company anticipates that the line of credit will continue to be used primarily to fund development or acquisition of additional properties and for general working capital purposes.

MORTGAGE DEBT

     The Company's mortgage indebtedness outstanding at December 31, 1995 requires principal amortization and balloon payments from 1996 to 2023 as follows: $47.5 million in 1996 (of which $14.5 million represents maturities of draws under the line of credit and $28.2 million represents maturities on bridge loans on properties acquired in the fourth quarter of 1995), $.4 million in 1997, $4.3 million in 1998, $62.2 million in 1999, $8.0 million in 2000, and $171.4 million thereafter. This schedule assumes (i) a balloon payment may be required on tax exempt bonds that were issued to finance two of the properties upon the expiration, in 2003, of the credit enhancement currently securing these bonds and (ii) the exercise of the put/call option on a loan securing one of the properties in 1998. Since the Company anticipates that very little of the principal of its mortgage indebtedness will be amortized prior to maturity and the Company will not have sufficient funds to repay such indebtedness at maturity, it will be necessary for the Company to refinance such debt either through additional debt financing secured by individual properties or groups of properties, through unsecured private or public debt offerings or through additional equity offerings.

     The Company expects to meet its short-term liquidity requirements generally through its initial working capital, net cash provided by operations and borrowings under the line of credit. The Company believes that net cash provided by operations will be sufficient to allow the Company to make any distributions as required for the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future.

     The Company expects to meet certain long-term liquidity requirements relating to developments, property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use funds available under the line of credit to fund acquisitions, development activities and capital improvements on an interim basis. Borrowings under the line are subject to periodic fluctuations in interest rates and, as such, may have a negative impact on the amount of interest incurred should rates rise during future operating periods. The Company has obtained a commitment from a lender to fund permanent debt of $18.5 million in 1996. These funds will be used to partially retire the above mentioned bridge acquisition loans.

CAPITAL EXPENDITURES

     Under the Company's policy regarding repairs, maintenance and capital expenditures, ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated on a straight-line basis over the estimated useful lives of the properties (buildings and related land improvements - 10 to 40 years; furniture, fixtures and equipment - 3 to 10 years; and tenant improvements - over the life of the related tenant lease). With respect to the apartment properties, the Company capitalizes floor and window coverings and depreciates such items over 5 years; appliances and heating, ventilating and air conditioning equipment are capitalized and depreciated over 10 years.

     During 1992 and 1993, the Predecessors incurred an average of $180 per apartment unit per year of capital expenditures for the residential properties. During 1994, the Company incurred an average of $226 per apartment unit for capital expenditures prior to, and $162 per apartment unit subsequent to, the Initial Offering. In 1995 the Company incurred an average of $392 per apartment unit for capital expenditures. The Company expects to expend annually an average of approximately $275 per apartment unit through 1999 for the residential properties. This amount is expected to be funded from Company operations, existing cash balances, and borrowings under the line of credit.

INFLATION

     Substantially all of the residential property leases are for a term of one year or less, which may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation, although as a general rule, these leases permit residents to leave at the end of the lease term without penalty. Commercial property leases range in length from 1 to 25 years and most have cost pass-through provisions.

FUNDS FROM OPERATIONS


     FFO is defined by NAREIT to mean net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Management generally considers FFO to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures.
FFO does not represent cash flows from operating activities as defined by GAAP, should not be considered as an alternative to net income as an indicator of the Company's operating performance and is not indicative of cash available to fund all cash flow needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

     The following table represents the Company's calculation of FFO for the year ended December 31, 1995 (dollar amounts in thousands):


           Net Income..............................   $10,063
           ADJUSTMENTS TO NET INCOME:
             Minority interests in income..........     2,612
             Minority interests in cash flow.......      (287)
             Depreciation and amortization.........    18,561
             Depreciation and amortization from
              unconsolidated ventures..............       542
             Deferred loan cost amortization
              included in interest expense.........     1,559
             Grants/Amortization of employee
              restricted stock.....................     1,462
             Adjustment for straight-lining of
              rents................................      (128)
             Other cash reorganization expenses....       553
                                                      -------
          Funds from Operations....................   $34,937
                                                      -------
                                                      -------


     For the year ended December 31, 1995, FFO increased from the same period in 1994 by $10.1 million, or 40.7%, from $24.8 million to $34.9 million. The increase in funds from operations was primarily attributable to increases in revenue from the properties of $8.9 million, relating to increased rental rates and the addition of 2,682 apartment units since the formation of the Company, a reduction in interest expense of $4.8 million (excluding deferred loan cost amortization) attributable to the debt reduction effected in connection with the formation of the Company, a reduction in property management expenses of $4.6 million (excluding employee restricted stock amortization and other cash reorganization expenses) offset by a decrease in property services revenue of $2.9 million and an increase in property operating expenses of $2.2 million and general and administrative expenses of $2.8 million.


     For the year ended December 31, 1994, FFO increased from the same period in 1993 by $5.6 million or 29.2%, from $19.2 million to $24.8 million. This increase in funds from operations was primarily attributable to increases in revenue from the properties of $4.5 million, relating to increased rental rates, occupancy and the collection of a property tax refund of $.4 million in the first quarter of 1994 and a reduction in interest expense of $5.3 million (excluding deferred loan cost amortization) attributable to the debt reduction mentioned above both of which were offset by increased expenses of $5.1 million (excluding employee restricted stock amortization).


FUNDS FROM OPERATIONS DEFINITION CHANGE


     In compliance with the standard recommended by the REIT industry, beginning with the results for the first quarter of 1996, the Company will report FFO pursuant to the new NAREIT definition. The change in definition primarily results in the Company no longer adding certain non-cash and non-real estate depreciation and amortization charges back to net income in calculating FFO. Had the Company employed the new definition in 1995, its FFO would have been reduced by approximately $2.4 million to $32.5 million. The adoption of the new definition will not alter the cash flow of the Company, but it should serve to provide a more consistent comparison of results for the industry.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The financial statements of the Company are listed under Item 14(a) and are filed as part of this report on the pages indicated. The supplementary data is included in Note 16 in the Consolidated and Combined Financial Statements and Notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY


     The information required by this item with respect to directors of the Company is hereby incorporated by reference to the material appearing in the proxy statement for the annual stockholders' meeting held in 1996 (the "Proxy Statement") under the caption "Election of Directors."


EXECUTIVE OFFICERS OF THE COMPANY


     The following is a biographical summary of the experience of the executive officers of the Company as of March 31, 1996:


     WILLIAM R. COOPER. Mr. Cooper, 59, has been Chairman of the Board of Directors and Chief Executive Officer of the Company and Paragon GP Holdings since the Initial Offering in July 1994. In addition, Mr. Cooper was the President of the Company and Paragon GP Holdings from the Initial Offering until February 1995. He also has been Chairman of the Board of Directors and Chief Executive Officer of PGPSI since the Initial Offering and was the President of PGPSI from the Initial Offering until December 1994. Prior to the Initial Offering, Mr. Cooper had been with Paragon or its predecessor for 27 years, serving as a general partner or principal executive officer from 1967 to 1994 and its President and Chief Executive Officer from 1979 to 1994. In such capacities, he has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office, retail and industrial properties. Mr. Cooper is or was a member of the board of directors of the Edwin Cox School of Business at Southern Methodist University, the Advisory Board of the Society of Industrial and Office Realtors, the Dallas County Advisory Board of the Salvation Army and the Presbyterian Healthcare System. He also is a member of the Urban Land Institute and the board of directors of the National Realty Committee. Mr. Cooper earned a B.A. degree from Southern Methodist University.

     LEWIS A. LEVEY. Mr. Levey, 53, has been the Vice Chairman of the Board of Directors of the Company and Paragon GP Holdings since February 1995 and a director of the Company and Paragon GP Holdings since the Initial Offering in July 1994. He was a Managing Director of the Company's Midwest Region from the Initial Offering until February 1995. Mr. Levey also has been the Vice Chairman of the Board of Directors of PGPSI since December 1994 and was a Managing Director of PGPSI from the Initial Offering until December 1994. Prior to the Initial Offering, Mr. Levey was with Paragon or its predecessor for 23 years, serving as a general partner from 1971 to 1994 and as the Managing Director of the Midwest Region from 1980 to 1994. As Managing Director of the Midwest Region for Paragon, Mr. Levey was responsible for supervising all aspects of Paragon's real estate operations in Illinois, Indiana, Kansas, Kentucky and Missouri. As Vice Chairman, Mr. Levey continues to have responsibilities in those areas and also is involved in strategic planning and other general corporate matters for the Company. He is currently a member of the board of directors of the National Multi-Housing Council, a Council member the Urban Land Institute, and a member of the Builders Economic Council of the National Association of Homebuilders. Mr. Levey earned a B.S. degree from the University of Wisconsin and an M.B.A. degree from Washington University (St. Louis).

     ROBERT H. GIDEL. Mr. Gidel, 44, has been the President, Chief Operating Officer of the Company and Paragon GP Holdings since January 1996. He has served as a director of the Company and Paragon GP Holdings since February 1996. As President and Chief Operating Officer, Mr. Gidel is responsible for the management of the day-to-day affairs of the Company. Mr. Gidel also has been the President and Chief Operating Officer of PGPSI since January 1996, and a director of PGPSI since March 1996. Mr. Gidel has been the President, Chief Operating Officer and a director (and a member of the compensation committee) of the general partner of Brazos Partners, L.P., a partnership that was formed to acquire and liquidate a $3 billion portfolio of real estate assets previously owned by failed banks, since July 1993. The portfolio of assets has been substantially liquidated, and Mr. Gidel does not have any significant managerial responsibilities remaining with respect to this partnership. He also was Chief Operating Officer and a director of Brazos Fund, L.P., a real estate investment fund, from March 1994 to January 1996, and currently remains as a director of that fund. Mr. Gidel was Managing Director and a director of Alex Brown Kleinwort Benson Realty Advisors ("ABKB"), a real estate investment management firm based in Baltimore, Maryland, from 1986 to 1993. Mr. Gidel was Chairman of ABKB's Investment Committee and had responsibility for portfolio management and strategy for over $3.2 billion of direct equity ownership, participating debt, joint venture equity, and real estate securities owned by ABKB's domestic and foreign institutional clients. Mr. Gidel earned a B.S.B.A. degree in real estate from the University of Florida. Mr. Gidel is a member of the Executive Committee of the Board of Directors.

     JERRY J. BONNER. Mr. Bonner, 56, has been Secretary and Treasurer of the Company and Paragon GP Holdings since the Initial Offering and a Senior Vice President of the Company and Paragon GP Holdings since February 1995. Mr. Bonner also has been Secretary, Treasurer and a director of PGPSI since the Initial Offering and a Senior Vice President of PGPSI since March 1995. Prior to the Initial Offering, Mr. Bonner was with Paragon or its predecessor for 24 years, serving as Secretary and Treasurer from 1979 to 1994. As Treasurer, Mr. Bonner is responsible for supervising all treasury, controllership and management information systems of the Company. He had similar responsibilities while serving as Treasurer of Paragon. He is a CPA and a member of the Real Estate Council. Mr. Bonner earned a B.B.A. degree from Louisiana Tech University and an M.B.A. degree from Southern Methodist University.

     LYNN T. CALDWELL. Lynn T. Caldwell, 36, has been a Senior Vice President and Chief Investment Officer of the Company and Paragon GP Holdings since February 1995 and was a Vice President of the Company and Paragon GP Holdings from the Initial Offering in July 1994 to February 1995. She has also been a Senior Vice President and Chief Investment Officer of PGPSI since March 1995, was Vice President and Chief Investment Officer of PGPSI from December 1994 to March 1995 and was Vice President of PGPSI from the Initial Offering until December 1994. Prior to the Initial Offering, Mr. Caldwell was with Paragon for five years, serving as Vice President -- Finance. Ms. Caldwell is a licensed Texas real estate broker and earned B.B.A. and B.A. degrees from Southern Methodist University.

     JAMES T. COBB. Mr. Cobb, 56, has been a Managing Director and Senior Vice President of Paragon GP Holdings since February 1995, and was a Managing Director of Paragon GP Holdings from the Initial Offering in July 1994 to February 1995. Mr. Cobb also has been a Managing Director and Senior Vice President of PGPSI since March 1995, and was a Managing Director of PGPSI from the Initial Offering until March 1995. Prior to the Initial Offering, Mr. Cobb was with Paragon for 21 years, serving as a general partner from 1974 to 1994 and the Managing Director of the Mid-Atlantic Region from 1980 to 1994. As Managing Director of the Mid-Atlantic Region for Paragon, Mr. Cobb was responsible for supervising all aspects of Paragon's real estate operations in North Carolina, South Carolina and Virginia. As Managing Director and Senior Vice President of Paragon GP Holdings, Mr. Cobb is responsible for the development of multifamily properties in Virginia, North Carolina, South Carolina, and Georgia. Mr. Cobb has served as past president of the Charlotte Apartment Association and a past board member of the Charlotte Habitat for Humanity. Mr. Cobb earned a B.A. degree from the University of Pennsylvania and an M.B.A. degree from the Wharton School.

     THOMAS D. FERGUSON. Mr. Ferguson, 42, has been a Senior Vice President and Chief Financial Officer of the Company and Paragon GP Holdings since February 1995, and was a Vice President of the Company and Paragon GP Holdings from the Initial Offering in July 1994 to February 1995. He also has been a Senior Vice President and Chief Financial Officer of PGPSI since March 1995, was Vice President and Chief Financial Officer of PGPSI from December 1994 to March 1995 and was a Vice President of PGPSI from the Initial Offering until December 1994. Prior to the Initial Offering, Mr. Ferguson was with Paragon for 10 years, serving as Vice President -- Finance. Mr. Ferguson is a past president and director of the Wednesday's Child Benefit Corporation. Mr. Ferguson earned a B.A. degree from the University of Arkansas.


     DOUGLAS A. KNAUS. Mr. Knaus, 44, has been President of Paragon Commercial (one of the Company's two operating divisions) and a Senior Vice President of Paragon GP Holdings since February 1995. He also has been President of Paragon Commercial and a director of PGPSI since December 1994, and was a Vice President of PGPSI from the Initial Offering until December 1994. Prior to the Initial Offering, Mr. Knaus was with Paragon for 13 years, serving as Vice President of the Central Region and directing all property service functions for the Houston and Austin offices. Mr. Knaus is a member of the Urban Land Institute, has served on the board of the National Association of Industrial and Office Parks and was a Director of Houston Proud. Mr. Knaus earned a B.B.A. degree from the University of Colorado. In connection with the sale of the Company's economic interest in the commercial property services business as of June 30, 1996, Mr. Knaus is no longer an executive of the Company.


     BRIAN F. LAVIN. Mr. Lavin, 42, has been President of Paragon Residential (one of the Company's two operating divisions) and a Senior Vice President of Paragon GP Holdings since February 1995. He also has been President of Paragon Residential and a director of PGPSI since December 1994, and was a Vice President of PGPSI from the Initial Offering until December 1994. Prior to the Initial Offering, Mr. Lavin was Vice President of Paragon's Midwest Region, where he directed the development, marketing, leasing, management and maintenance operations for Paragon's Kentucky and Indiana portfolio. Mr. Lavin is a frequent participant and instructor in various property management seminars. He has served as guest lecturer at the University of Louisville School of Business and is a past Director of the Louisville Apartment Association. Mr. Lavin is CPM certified and holds a Board of Directors position on the Greater Louisville Economic Development Partnership, Old Kentucky Home Council of the Boy Scouts of America, Louisville Ballet and the Louisville Science Center. Mr. Lavin earned a B.S. of B.A. degree from the University of Missouri.

     STEVEN A. MEANS. Mr. Means, 50, has been a Managing Director and Senior Vice President of Paragon GP Holdings since February 1995, and was a Managing Director of Paragon GP Holdings from the Initial Offering in July 1994 to February 1995. Mr. Means also has been a Managing Director and Senior Vice President of PGPSI since March 1995, and was a Managing Director of PGPSI from the Initial Offering to March 1995. Prior to the Initial Offering, Mr. Means was with Paragon for 22 years, serving as Managing Director of the Central Region from 1980 to 1994. As Managing Director of the Central Region for Paragon, Mr. Means was responsible for supervising all aspects of Paragon's commercial operations in Arizona, Colorado, Oklahoma, Tennessee, Texas and Washington, D.C. As Managing Director and Senior Vice President of Paragon GP Holdings, Mr. Means serves as the Director of Acquisitions and works in conjunction with the operating divisions on all property acquisitions. Mr. Means is a board member (and past chairman) of the Real Estate Council, a committee member of the Urban Land Institute, a member of the board of The Science Place and Hockaday School, and a member of the Industrial Development Research Council, Inc. Mr. Means earned a B.A. degree from Southern Methodist University and an M.B.A. degree from the University of Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Transactions."

                                PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

 14(a)(1) FINANCIAL STATEMENTS AND SCHEDULES
  AND (2)
          INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


     The following Consolidated and Combined Financial Statements and Schedule of Paragon Group, Inc. and Predecessors and the Independent Auditors' Report thereon are filed as part of this report on the pages indicated.

FINANCIAL STATEMENTS                                                      PAGE
                                                                          ----
    Independent Auditors' Report                                           38

    Consolidated Balance Sheets as of December 31, 1995 and 1994           39

    Consolidated and Combined Statements of Operations for the year ended December 31, 1995, the period July 27 to December 31, 1994, as restated, the period January 1 to July 26, 1994, and the year
    ended December 31, 1993                                                40

    Consolidated and Combined Statements of Stockholders' Equity
    (Partners' and Owners' Deficit) for the year ended December 31,
    1995, the period ended December 31, 1994, as restated, the period
    ended July 26, 1994, and the year ended December 31, 1993              41

    Consolidated and Combined Statements of Cash Flows for the year ended December 31, 1995, the period July 27 to December 31, 1994, as restated, the period January 1 to July 26, 1994, and the year
    ended December 31, 1993                                                42

    Notes to Consolidated and Combined Financial Statements                43

SCHEDULES:

    Schedule III:  Real Estate and Accumulated Depreciation as
    of December 31, 1995                                                   66


     All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Consolidated and Combined Financial Statements.

 14(a)(3) EXHIBITS

         3.1* Articles of Amendment and Restatement of Articles of Incorporation of Paragon Group, Inc.


         3.2+ Amended and Restated Bylaws of Paragon Group, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1995.

         10.1* Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

         10.2*   Articles of Incorporation and Bylaws of Paragon GP Holdings.

         10.3*   Articles of Incorporation and Bylaws of Paragon LP Holdings.

         10.4*   Articles of Incorporation and Bylaws of PGPSI.

         10.5* Employment Agreement among William R. Cooper, the Company, Paragon GP Holdings, the Operating Partnership and PGPSI.

         10.6* Employment Agreement among Lewis A. Levey, the Company, Paragon GP Holdings, the Operating Partnership and PGPSI.

         10.7* Registration Rights and Lock-up Agreement between the Company and the persons named therein.

         10.8*   First Amended and Restated Employee Restricted Stock Plan.

         10.9* Second Amended and Restated 1994 Employee Stock Option, Unit Option, Restricted Stock and Restricted Unit Plan.

         10.10*  Non-Employee Director Stock Option Plan.

         10.11* Supplemental Representations and Warranties Agreement among the Company, the Operating Partnership, PGPSI, FWP, L.P. and certain other parties named therein.

         10.12* Paragon Group, Inc. First Amended and Restated Employee Stock Purchase Plan.

         10.13* Paragon Group Property Services, Inc. First Amended and Restated Employee Stock Purchase Plan.

         10.14* Second Amended and Restated Credit Agreement among Paragon Group L.P. and various lenders.

         10.15* Mortgage and Security Agreement relating to the Pool A Loan by Paragon-Ott Apartments II, Ltd., Lookout Pointe II Associates, Ltd., Lookout Pointe Associates, Ltd., Lake George II Associates, Ltd. and Paragon Group L.P. to the Prudential Insurance Company of America.


         10.16+ Letter Agreement, dated January 23, 1996, between Robert H. Gidel and the Company.

         10.17+ Mortgage Note (Texas) dated December 5, 1995 from Paragon Group L.P. to Nationwide Life Insurance Company.

         10.18+ Deed of Trust, Mortgage and Security Agreement (Texas) made by Paragon Group L.P. to secure Nationwide Life Insurance Company.

         10.19+ Mortgage Note (Missouri) dated December 5, 1995 from Paragon Group L.P. to Nationwide Life Insurance Company.

         10.20+ Deed of Trust and Security Agreement (Missouri) made by Paragon Group L.P. to secure Nationwide Life Insurance Company.

         10.21+ Mortgage Note (North Carolina) dated December 5, 1995 from Paragon Group L.P. to Nationwide Life Insurance Company.

         10.22+ Deed of Trust and Security Agreement (North Carolina) made by Paragon Group L.P. to secure Nationwide Life Insurance Company.

         10.23 Stock and Note Purchase Agreement dated as of May 31, 1996, as modified by an Addendum thereto dated as of June 26, 1996, among Insignia Commercial Group, Inc., PGPSI, Paragon Group L.P. and Texas Paragon Management Partners L.P.

         10.24 Warrant Agreement dated as of June 30, 1996 between Paragon Group, Inc. and Insignia Commercial Group, Inc.

         13.1+   Annual Report to Stockholders.

         21.1+   List of Subsidiaries of Paragon Group, Inc.

         23.1    Consent of Ernst & Young LLP.

         24.1+   Powers of Attorney.
         __________________
         * Incorporated by reference to the same titled and numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
         + Previously filed.


 14(b)   REPORTS ON FORM 8-K
         No reports on Form 8-K were filed during the year ended December 31, 1995.

 14(c)   EXHIBITS

         The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

 14(d)   FINANCIAL STATEMENTS

         None.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of Texas on July 24, 1996.


                                        PARAGON GROUP, INC.,
                                        a Maryland corporation



                                        By: /s/  Thomas D. Ferguson
                                            ---------------------------------
                                            Thomas D. Ferguson
                                            Chief Financial Officer and
                                            Senior Vice President

INDEPENDENT AUDITORS' REPORT
- -----------------------------------------------------------------------------


To the Board of Directors and
Stockholders of Paragon Group, Inc.

     We have audited the accompanying consolidated balance sheets of Paragon Group, Inc. and subsidiaries as of December 31, 1995 and 1994, as restated, and the related consolidated and combined statements of operations, stockholders' equity (partners' and owners' deficit), and cash flows of Paragon Group, Inc. and Predecessors for the year ended December 31, 1995, the period from July 27, 1994 through December 31, 1994, as restated, the period from January 1, 1994 through July 26, 1994 and the year ended December 31, 1993. Our audits also included the financial statement schedule listed in the index at Item 14(a)1 and 2. These consolidated and combined financial statements and schedule are the responsibility of the management of Paragon Group, Inc. and Predecessors. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Paragon Group, Inc. and subsidiaries as of December 31, 1995 and 1994, as restated, and the results of Paragon Group, Inc. and Predecessors' operations and cash flows for the year ended December 31, 1995, the period from July 27, 1994 through December 31, 1994, as restated, the period from January 1, 1994 through July 26, 1994 and the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2, the Company, since its initial public offering on July 27, 1994, has accounted for the investment in its property services subsidiary, Paragon Group Property Services, Inc., under the cost method consistent with prior regulatory direction. However, in September 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) reached a consensus in EITF 95-6 that the cost method of accounting for such investments was not appropriate. Accordingly, in 1995, the Company changed its method of accounting for PGPSI from the cost method to consolidation of the financial position and results of operations of PGPSI with the Company. Furthermore, as required by EITF 95-6, the 1994 financial statements (specifically, the period from July 27, 1994 through December 31, 1994) have been restated to consolidate PGPSI. The effect of the restatement was to decrease stockholders' equity at December 31, 1994 by approximately $20,456,000 and to decrease net income for the period from July 27 through December 31, 1994 by approximately $120,000. The effect on earnings per share was nominal.




Ernst & Young LLP
Dallas, Texas
February 27, 1996

PARAGON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                              DECEMBER 31,      DECEMBER 31,
                                                 1995        1994, AS RESTATED
- ------------------------------------------------------------------------------
                                  ASSETS

Real estate assets:
   Land                                        $  86,602          $  75,520
   Buildings and improvements                    459,129            385,995
   Furniture, fixtures and equipment              57,796             47,247
                                               ---------          ---------
                                                 603,527            508,762
   Less:  Accumulated depreciation              (126,437)          (101,984)
                                               ---------          ---------
      Operating real estate assets               477,090            406,778
   Construction in process                        27,944              4,999
                                               ---------          ---------
      Net real estate assets                     505,034            411,777
Cash and cash equivalents                          6,583              5,913
Restricted cash                                    3,909              3,605
Accounts receivable, including amounts due
 from affiliates of $1,424 and $940,
 respectively in 1995 and 1994                     4,716              3,098
Advances to affiliates                               186              1,605
Investment in ventures                             7,401              3,997
Deferred charges, net                              9,254             11,689
Deferred rent receivable                             260                242
Deferred tax asset                                   863                105
Other assets                                       1,405                517
                                               ---------          ---------
      Total assets                             $ 539,611          $ 442,548
                                               ---------          ---------
                                               ---------          ---------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                  $ 293,780          $ 182,056
Accrued interest payable                           1,106                602
Accrued real estate taxes payable                  2,030              1,107
Accounts payable and accrued liabilities,
 including amounts due to affiliates of
 $1,656 in 1994                                   10,883              7,432
Tenant security deposits                           2,273              1,918
Deferred tax liability                               863                 40
                                               ---------          ---------
      Total liabilities                          310,935            193,155
                                               ---------          ---------

Minority interests                                50,210             55,959
                                               ---------          ---------
Commitments and contingencies
Stockholders' equity:
   Common stock $.01 par value, authorized
    100,000,000 shares, issued  14,791,165
    shares (14,697,047 in 1994)                      148                147
   Additional paid-in capital                    204,537            203,631
   Unamortized employee restricted stock
    compensation                                  (4,085)            (5,559)
   Accumulated deficit                           (21,236)            (4,028)
                                               ---------          ---------
                                                 179,364            194,191
   Less: Cost of 42,266 treasury shares
    (35,600 in 1994)                                (898)              (757)
                                               ---------          ---------
      Total stockholders' equity                 178,466            193,434
                                               ---------          ---------
      Total liabilities and stockholders'
       equity                                  $ 539,611          $ 442,548
                                               ---------          ---------
                                               ---------          ---------

SEE ACCOMPANYING NOTES.

PARAGON GROUP, INC. AND PREDECESSORS
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          COMPANY                      PREDECESSORS
                                                             -------------------------------  -----------------------------
                                                             FOR THE YEAR    FOR THE PERIOD   FOR THE PERIOD   FOR THE YEAR
                                                               ENDED          JULY 27 TO       JANUARY 1 TO        ENDED
                                                             DECEMBER 31,    DECEMBER 31,         JULY 26,     DECEMBER 31,
                                                                1995       1994, AS RESTATED       1994            1993
- ---------------------------------------------------------------------------------------------------------------------------
REVENUE
   Rental                                                     $ 80,437          $32,099           $39,018         $66,848
   Property management services - third party                    6,859            3,729             4,693           8,046
   Property management services - affiliates                     4,454            1,688             2,751           5,239
   Leasing and other property services - third party             8,847            3,437             4,445           8,127
   Leasing and other property services - affiliates              2,136              967             1,986           3,488
   Interest                                                        537              445               156             218
   Other - properties                                            3,023            1,222             2,225           3,183
   Other - property services                                     1,275            1,125             1,668           1,703
                                                              --------          -------           -------         -------
                                                               107,568           44,712            56,942          96,852
                                                              --------          -------           -------         -------
EXPENSES
   Property operating and maintenance:
      Personnel                                                  9,385            3,767             4,748           7,893
      Advertising and promotion                                  1,621              625               860           1,260
      Utilities                                                  4,911            1,927             2,649           4,267
      Building repair and maintenance                            6,463            2,259             3,510           5,219
      Real estate taxes and insurance                            8,932            3,759             4,923           8,125
      Other operating expenses                                   2,950              909             2,092           3,001
                                                              --------          -------           -------         -------
                                                                34,262           13,246            18,782          29,765
   Depreciation and amortization                                18,561            7,019             6,499          11,321
   Property management, net of amounts reimbursed by
      affiliates of $114, $235, $316 and $595 for 1995,
      the period July 27 to December 31, 1994, the period
      January 1 to July 26, 1994 and 1993, respectively         18,141            8,705            12,587          19,663
   Interest - third party                                       17,011            6,448            14,057          24,993
   Interest - affiliates                                             -                -               801           1,720
   General and administrative - property services, net of
      amounts reimbursed by affiliates of $216, $182, $945
      and $1,674 for 1995, the period July 27 to
      December 31, 1994, the period January 1 to
      July 26, 1994 and 1993, respectively                       5,693            2,052             2,006           3,132
   General and administrative - corporate                        1,979              795                 -               -
   Reorganization costs                                              -            7,796                 -               -
                                                              --------          -------           -------         -------
                                                                95,647           46,061            54,732          90,594
                                                              --------          -------           -------         -------
Income (loss) before equity in income of ventures,
   gain (loss) on sale of property, income taxes,
   minority interests and extraordinary items                   11,921           (1,349)            2,210           6,258
Equity in income of ventures                                       775              317               429             477
Gain (loss) on sale of property                                    (21)               -                 -             136
                                                              --------          -------           -------         -------
Income (loss) before income taxes, minority interests
   and extraordinary items                                      12,675           (1,032)            2,639           6,871
Income taxes                                                         -                -                 -               -
                                                              --------          -------           -------         -------
Income (loss) before minority interests
   and extraordinary items                                      12,675           (1,032)            2,639           6,871
Minority interests                                              (2,612)             207                 -               -
                                                              --------          -------           -------         -------
Income (loss) before extraordinary items                        10,063             (825)            2,639           6,871
Extraordinary gain from forgiveness of debt,
   net of minority interests                                         -            6,832             1,776          10,019
Extraordinary loss from early extinguishment of debt,
   net of minority interests                                         -           (5,196)                -            (927)
                                                              --------          -------           -------         -------
      Net income                                              $ 10,063          $   811           $ 4,415         $15,963
                                                              --------          -------           -------         -------
                                                              --------          -------           -------         -------
Per share data:
   Income (loss) before extraordinary items                   $   0.68          $ (0.06)
                                                              --------          -------
                                                              --------          -------
   Net income                                                 $   0.68          $  0.06
                                                              --------          -------
                                                              --------          -------


SEE ACCOMPANYING NOTES.

PARAGON GROUP, INC. AND PREDECESSORS
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(PARTNERS' AND OWNERS' DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 1995, THE PERIOD ENDED DECEMBER 31, 1994,
AS RESTATED, THE PERIOD ENDED JULY 26, 1994 AND THE YEAR ENDED DECEMBER 31, 1993

(DOLLARS IN THOUSANDS)

                                                               UNAMORTIZED
                                                                 EMPLOYEE                     LESS:
                                                 ADDITIONAL     RESTRICTED                   COST OF
                                      COMMON      PAID-IN         STOCK       ACCUMULATED   TREASURY
                                      STOCK       CAPITAL      COMPENSATION     DEFICIT      SHARES     TOTAL
- ---------------------------------------------------------------------------------------------------------------
PARTNERS' AND OWNERS' DEFICIT
 AT DECEMBER 31, 1992                 $  -       $      -        $     -       $(42,726)     $   -    $ (42,726)
  Contributions                          -              -              -          2,503          -        2,503
  Distributions                          -              -              -        (15,771)         -      (15,771)
  Net Income                             -              -              -         15,963          -       15,963
                                      ----       --------        -------       --------      -----    ---------
PARTNERS' AND OWNERS' DEFICIT
 AT DECEMBER 31, 1993                    -              -              -        (40,031)         -      (40,031)
  Contributions                          -              -              -          3,202          -        3,202
  Distributions                          -              -              -         (7,912)         -       (7,912)
  Net Income                             -              -              -          4,415          -        4,415
                                      ----       --------        -------       --------      -----    ---------
PARTNERS' AND OWNERS' DEFICIT
 AT JULY 26, 1994                        -              -              -        (40,326)         -      (40,326)
  Paragon Group, Inc.
   formation transactions                -              -              -         13,391          -       13,391
  Reclassification of accumulated
   deficit at date of initial
   offering                              -        (26,935)             -         26,935          -            -
  Proceeds of initial offering,
   net of underwriting discount
   and offering costs of $24,813       137        266,069              -              -          -      266,206
  Shares issued in exchange for
   note receivable from
   property services corporation         7         14,393              -              -          -       14,400
  Shares issued pursuant to
   employee restricted stock plan        3          6,890         (6,136)             -       (757)           -
  Adjustment for minority interests
   at date of initial offering           -        (56,786)             -              -          -      (56,786)
  Net income                             -              -              -            811          -          811
  Amortization of employee
   restricted stock compensation         -              -            577              -          -          577
  Dividends paid                         -              -              -         (4,839)         -       (4,839)
                                      ----       --------        -------       --------      -----    ---------
STOCKHOLDERS' EQUITY AT DECEMBER
 31, 1994, AS RESTATED                 147        203,631         (5,559)        (4,028)      (757)     193,434
   Acquisition of land for Units         -          1,251              -              -          -        1,251
   Acquisition of partnership
    interest for Units                   -         (1,559)             -              -          -       (1,559)
   Conversion of Units to common
    stock                                1          1,214              -              -          -        1,215
   Net income                            -              -              -         10,063          -       10,063
   Amortization of employee
    restricted stock compensation        -              -          1,333              -          -        1,333
   Redemption of employee restricted
    stock, net of additional grants      -              -            141              -       (141)           -
   Dividends paid                        -              -              -        (27,271)         -      (27,271)
                                      ----       --------        -------       --------      -----    ---------
STOCKHOLDERS' EQUITY AT DECEMBER 31,
 1995                                 $148       $204,537        $(4,085)      $(21,236)     $(898)   $ 178,466
                                      ----       --------        -------       --------      -----    ---------
                                      ----       --------        -------       --------      -----    ---------

SEE ACCOMPANYING NOTES.

PARAGON GROUP, INC. AND PREDECESSORS
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                  COMPANY                           PREDECESSORS
                                                       ---------------------------------   -----------------------------
                                                       FOR THE YEAR      FOR THE PERIOD    FOR THE PERIOD   FOR THE YEAR
                                                          ENDED            JULY 27 TO       JANUARY 1 TO       ENDED
                                                        DECEMBER 31,      DECEMBER 31,        JULY 26,      DECEMBER 31,
                                                           1995        1994, AS RESTATED        1994            1993
- ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $ 10,063         $      811            $ 4,415        $ 15,963
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                         16,182              6,471              6,455          11,201
      Amortization                                          2,379                548                 44             120
      Amortization of deferred financing costs              1,559                602                472           1,219
      Amortization of employee restricted stock
       compensation                                         1,333                577                  -               -
      Equity in income of ventures                              -               (122)              (171)           (477)
      Loss (gain) on sale of property                          21                  -                  -            (136)
      Minority interests in income (loss)                   2,612               (207)                 -               -
      Gain on forgiveness of debt, net of
       minority interests                                       -             (6,832)            (1,776)        (10,019)
      Loss on early extinguishment of debt, net of
       minority interests                                       -              5,196                  -             927
   Changes in assets and liabilities:
      Decrease (increase) in restricted cash                  367              3,019               (695)         (2,589)
      Decrease (increase) in accounts receivable           (1,860)            (2,415)               345              54
      Decrease (increase) in deferred rent receivable         (18)                25                 19             (47)
      Increase in prepaid leasing costs                      (136)               (55)                 -             (16)
      Decrease (increase) in other assets                  (1,614)              (472)                63             216
      Increase (decrease) in accrued interest payable         463               (619)               898           1,524
      Increase (decrease) in accrued real estate taxes        861               (930)             2,572             290
      Increase (decrease) in accounts payable and
       accrued liabilities                                  4,052              4,089               (678)            456
      Increase (decrease) in tenant security deposits         258              1,412                 32             (56)
                                                        ---------          ---------            -------        --------
         Net cash provided by operating activities         36,522             11,098             11,995          18,630
                                                        ---------          ---------            -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to operating real estate assets              (56,082)          (183,554)            (3,229)         (4,310)
   Additions to construction in process                   (43,560)            (3,217)                 -               -
   Additions to investment in ventures                     (3,624)               (60)                 -               -
   Purchase of working capital assets, net                   (553)                 -                  -               -
   Purchase of management and leasing contracts                 -             (5,600)                 -               -
   Payments of organization costs                             (22)               (82)                 -            (102)
   Distributions received from unconsolidated ventures        462                 36                 89             477
   Proceeds from sale of property                              13                  -                  -             350
                                                        ---------          ---------            -------        --------
         Net cash used in investing activities           (103,366)          (192,477)            (3,140)         (3,585)
                                                        ---------          ---------            -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                       -            266,206                  -               -
   Dividends                                              (27,271)            (4,839)                 -               -
   Contributions from minority interests                        -                100                  -               -
   Distributions to minority interests                     (7,063)            (1,235)                 -               -
   Capital contributions                                        -                  -              3,202           2,503
   Capital distributions                                        -                  -             (7,912)        (15,771)
   Deemed distributions at formation                            -            (11,442)                 -               -
   Payments of deferred financing costs                    (1,139)            (4,336)              (115)         (2,876)
   Proceeds from notes payable                            174,080            129,248              8,300          49,628
   Payments on notes payable                              (72,512)          (182,902)            (9,507)        (49,316)
   Payment of participation fees and prepayment
    penalties                                                   -             (5,778)                 -               -
   Distributions to repay off-balance sheet debt                -             (2,600)                 -               -
   Decrease (increase) in advances to affiliates            1,419             (1,450)                 -               -
   Proceeds from partner loans                                  -                  -                283           1,888
   Payments on partner loans                                    -             (1,463)              (178)           (341)
                                                        ---------          ---------            -------        --------
         Net cash provided by (used in) financing
          activities                                       67,514            179,509             (5,927)        (14,285)
                                                        ---------          ---------            -------        --------

Net increase (decrease) in cash and cash equivalents          670             (1,870)             2,928             760
Cash and cash equivalents, beginning of period              5,913              7,783              4,855           4,095
                                                        ---------          ---------            -------        --------
Cash and cash equivalents, end of period                $   6,583          $   5,913            $ 7,783        $  4,855
                                                        ---------          ---------            -------        --------
                                                        ---------          ---------            -------        --------

Cash paid for interest                                  $  16,556          $   6,475            $13,305        $ 23,824
                                                        ---------          ---------            -------        --------
                                                        ---------          ---------            -------        --------



SEE SUPPLEMENTAL NON-CASH DISCLOSURES AT NOTE 15.
SEE ACCOMPANYING NOTES.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


1.   ORGANIZATION AND FORMATION OF THE COMPANY

     Paragon Group, Inc. (together with its subsidiaries, the "Company"), qualifies as a real estate investment trust ("REIT") for Federal income tax purposes and was incorporated in the state of Maryland on March 23, 1994 to continue the operations of certain entities involved in management, leasing, construction, development and ownership of real estate assets (collectively the "Predecessors"). On July 27, 1994, the Company completed an initial public offering (the "Initial Offering") of 13,000,000 shares of common stock (including 1,000,000 shares issued upon exercise of the underwriters' over-allotment option), a sale of 695,000 shares of common stock to the sponsors (the "Private Placement") and a business combination with the Predecessors. The offering price of all shares sold was $21.25 per share, resulting in net proceeds (less the underwriters' discount and offering costs) of approximately $266,206.

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


     Proceeds from the Initial Offering, the Private Placement and new borrowings totaled $408.5 million. The Company and the Operating Partnership used these proceeds to (i) purchase certain properties and interests in certain other properties, (ii) retire existing debt associated with certain properties, (iii) pay expenses of the offering including underwriting discounts, accounting, legal, and other formation costs, (iv) pay prepayment penalties, purchase lender participation interests, buy down interest rates on certain mortgage loans and pay loan costs on new indebtedness, (v) make distributions to certain owners of the Predecessors to repay off-balance sheet debt associated with one of the properties, (vi) purchase the property services businesses from affiliates, (vii) pay real estate taxes and fund interest and tax escrows, and (viii) establish working capital reserves.


     In consideration for the sale of certain properties and partnership interests, certain owners of the Predecessors, including affiliates of the Company, elected to receive limited partnership units ("Units") in the Operating Partnership. The 3,648,546 Units received by such owners at formation represented an approximate 19.9% equity interest in the Operating Partnership.

     During 1995, the Operating Partnership acquired additional property and partnership interests from affiliates of the Company with Units which decreased the Company's ownership interest in the Operating Partnership.
This decrease was offset by the redemption of certain other Units for shares of common stock in the Company (with the Company acquiring such Units in exchange for a like number of shares). As a result, at December 31, 1995 the Company's ownership interest in the Operating Partnership remained 80.1%.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION FOR PERIODS AFTER THE INITIAL OFFERING

     For the periods after the Initial Offering, the accompanying consolidated financial statements include the accounts of the Company, Paragon Group GP Holdings, Inc., Paragon Group LP Holdings, Inc., Paragon Group L.P., Paragon Group Property Services, Inc., 12 wholly-owned partnerships and limited liability companies, and partnerships owning 13 properties where the Company, through the Operating Partnership, has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company, since the consummation of its Initial Offering on July 27, 1994, accounted for its investment in PGPSI under the cost method consistent with prior regulatory direction. However, in September 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus in EITF 95-6 "ACCOUNTING BY A REAL ESTATE INVESTMENT TRUST FOR AN INVESTMENT IN A SERVICE CORPORATION" that the cost method of accounting for such investments was not appropriate and, based upon the specific facts and circumstances either the equity method or consolidation accounting should be used. While the Company only holds 1% of the voting stock of PGPSI, due to its 99% economic interest and other factors the Company believes that the consolidation method should be used and will provide for the most meaningful financial statement presentation. Accordingly, in 1995 the Company changed its method of accounting for PGPSI from the cost method to consolidation of the financial position and results of operations of PGPSI in the Company's consolidated financial statements.

     Furthermore, as required by EITF 95-6, the 1994 financial statements (specifically, the period from July 27, 1994 through December 31, 1994) have been restated to consolidate PGPSI. The effect of the restatement was to decrease stockholders' equity at December 31, 1994 by $20,456 and to decrease income before extraordinary items and net income by $120. The effect on net income per share was nominal.

     The business combination was structured to allow the partners and owners of the entities in the Predecessors to receive either cash or Units in the Operating Partnership. (Units can be exchanged, with certain restrictions, for cash or common stock in the Company, at the Company's election, on a one-for-one basis.) Purchase accounting was applied to the acquisition of all non-controlled interests from persons who received either cash or Units in the Operating Partnership as consideration as well as controlled interests from persons who received cash. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that of pooling of interests accounting. Acquisitions subsequent to the Initial Offering have been accounted for in a similar manner.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)



     The Paragon Group, Inc. formation transactions of $13,391 included in the accompanying statements of stockholders' equity represents the net effect on equity of the transactions recorded by the Company in connection with the business combination. The formation transactions are summarized as follows:

     Net adjustment resulting from the transfer of the property management, leasing, construction and development
      businesses to PGPSI..........................................  $(7,367)

     Elimination of historical basis of certain assets purchased
      for cash.....................................................    6,544

     Elimination of net working capital due to/from Predecessor
      owners.......................................................   (3,064)

     Conversion of net debt due Predecessor owners to equity.......   13,970

     Basis adjustments for the purchase of partnership interests
      for cash or Units............................................    5,908

     Distributions to certain Predecessor owners to repay off-
      balance sheet debt associated with one of the properties.....   (2,600)
                                                                     -------
         Total.....................................................  $13,391
                                                                     -------
                                                                     -------

     The transactions related to the transfer of the property management, leasing, construction and development businesses to PGPSI, the elimination of historical basis of certain assets purchased for cash and the elimination of net working capital due to/from Predecessor owners include certain cash components. These cash adjustments are reflected as deemed distributions at formation in the accompanying consolidated statements of cash flows. In connection with the business combination, PGPSI recorded an intangible asset associated with certain acquired management and leasing contracts. This intangible asset was valued based upon the consideration paid.


BASIS OF PRESENTATION FOR PERIODS PRIOR TO THE INITIAL OFFERING

     For periods prior to the Initial Offering, the accompanying combined financial statements of the Predecessors include the accounts of 45 partnerships owning multifamily apartment communities, two partnerships owning retail properties, one partnership owning an office property and various entities engaged in property management, leasing, construction and development on a contractual basis. Additionally included are the accounts of a partnership which owns a 20% interest in an office property and is therefore accounted for using the equity method. The Predecessors is not a legal entity but rather a combination for financial reporting purposes. The accompanying combined financial statements are presented on a combined basis because of common ownership and management. All significant inter-entity accounts and transactions have been eliminated in combination. The accompanying combined financial statements prior to the business combination exclude or carve out certain assets and liabilities that were not contributed to the Operating Partnership or transferred to PGPSI.

REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are stated at cost. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated on a straight-line basis over the estimated useful lives of the properties (buildings and related land improvements - 10 to 40 years; furniture, fixtures, and equipment - 3 to 10 years; and tenant improvements - over the life of the related tenant lease). With respect to the operating apartment properties, the Company capitalizes floor and window coverings and depreciates such items over 5 years; appliances and heating, ventilating and air conditioning equipment are capitalized and depreciated over 10 years. With respect to construction in process, the Company capitalizes all costs associated with development activities, including interest and taxes, until each project is complete. Capitalized interest for the years ended December 31, 1995, 1994 and 1993 aggregated to $1,608, $47 and $0, respectively.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS" ("FAS 121"). FAS 121 establishes accounting standards for the impairment of long lived assets and is effective for fiscal years beginning after December 15, 1995, with early adoption encouraged. The Company adopted FAS 121 in 1995. Accordingly, the Company records impairment losses on long lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. No such impairment losses with respect to real estate assets have been recognized to date (See Note 5).

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

     Restricted cash is comprised of tenant security deposits, real estate tax and insurance escrows, required reserves for property replacements, and other cash restricted pursuant to loan or other agreements.

INVESTMENT IN VENTURES

     The Company's 20% interest in Gateway One Office Venture ("Gateway") and 10% interest in Fair Grove Properties, L.L.C. ("Fair Grove") are accounted for using the equity method of accounting.

DEFERRED CHARGES

     Deferred charges include costs incurred in connection with the formation of each entity which are generally amortized on a straight-line basis over five years; deferred financing costs which are amortized on a straight-line basis over the life of the related loan; prepaid leasing costs on the office and retail properties which are amortized on a straight-line basis over the life of the related tenant lease; and management and leasing contracts purchased at formation which are amortized on a straight-line basis over five years.

REVENUE RECOGNITION

     Rental income attributable to residential leases is recognized when earned. Minimum rental income related to retail and office leases is recognized on a straight-line basis over the terms of the leases. Certain of the leases include scheduled rent increases and provisions whereby the tenant is not responsible for rental payments during specified initial occupancy periods. Rental income recognized in excess of payments due is reflected as a deferred rent receivable in the accompanying balance sheets. The retail and office leases also provide for reimbursement of actual operating expenses in excess of base amounts.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


     The following is a schedule by year of the minimum future rentals to be received from noncancelable operating retail and office leases for the next five years and thereafter, as of December 31, 1995:

        YEAR                    AMOUNT
        ----                   -------
        1996.................. $ 2,932
        1997..................   2,707
        1998..................   2,142
        1999..................   1,842
        2000..................   1,405
        Thereafter............   1,459
                               -------
        Total................. $12,487
                               -------
                               -------

     Management fees are based on a percentage of the rental receipts of properties managed and are recognized when earned. Leasing fees are based on the gross value of leases signed and are recognized as earned under the terms of the various contracts. Construction and development fees are generally based on a fixed percentage of costs and are recognized as the project costs are incurred.

STOCK COMPENSATION

     The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" ("FAS 123") which establishes financial accounting and disclosure standards for stock based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. FAS 123 provides an alternative of adopting the new accounting standards of the statement or remaining under the existing requirements of APB 25. The Company has not yet decided whether to adopt the accounting standards of FAS 123 in future periods.

PER SHARE DATA AND DIVIDENDS

     Earnings per share with respect to the Company for the periods following the Initial Offering are computed based upon the weighted average number of shares outstanding during the respective period. Historical per share data with respect to the periods prior to the Initial Offering is not relevant since the Predecessors' financial statements are a presentation of the combined operations of partnerships and S corporations. 100% of the dividends paid during the period July 27, 1994 through December 31, 1994 ($4,839 or $.33 per share) represents a return of capital to stockholders. Approximately 52.6% of the dividends paid during 1995 ($14,345 or $.98 per share) represents a return of capital to stockholders.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATIONS

     At December 31, 1995 and 1994, there were cash and restricted cash balances with banks in excess of the FDIC insured limits by $3,376 and $5,067, respectively. The Company has not experienced any losses in its cash accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


     As of December 31, 1995, certain apartment units are leased to tenants that have common employers and may be dependent on one related source of income. Additionally, as of December 31, 1995, approximately 57% of Southwood Mall's total leasable area is leased to two tenants. Management believes that any possible loss resulting from the above-mentioned concentrations would not be material as the apartment units and leasable space related to the retail project could be re-leased if the current tenants fail to perform under their obligations.

RECLASSIFICATIONS

     Certain amounts in the financial statements for prior periods have been reclassified to conform with the 1995 presentation.

3.   REAL ESTATE INVESTMENTS

REAL ESTATE

     As of December 31, 1995, the Company, through the Operating Partnership, controls, either through direct ownership or in some instances through an investment in a partnership or a limited liability company, 60 multifamily properties and three commercial properties in Florida, Kentucky, Missouri, North Carolina, South Carolina and Texas. In addition, the Company, through the Operating Partnership, has a minority interest in two ventures which own three office properties; one in Missouri and two in suburban Washington, D.C. At December 31, 1995, six of the multifamily properties are under development and one is in the initial lease-up phase.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


     The following is a summary of the Company's real estate investments at December 31, 1995.

                                NUMBER OF PROPERTIES             NUMBER OF APARTMENT UNITS
                          -------------------------------    ---------------------------------
                                         UNDER                             UNDER
LOCATION                  OPERATING   DEVELOPMENT   TOTAL    OPERATING   DEVELOPMENT    TOTAL
- --------                  ---------   -----------   -----    ---------   -----------  ---------
MULTIFAMILY PROPERTIES
FLORIDA
Tampa/St. Petersburg......    12           1          13        3,737          276      4,013
Orlando...................     6           1           7        1,530          272      1,802
Winterhaven...............     1           -           1          192            -        192
                              --          --          --       ------        -----     ------
                              19           2          21        5,459          548      6,007
                              --          --          --       ------        -----     ------
KENTUCKY
Louisville................     5           -           5        1,142            -      1,142
                              --          --          --       ------        -----     ------

MISSOURI
St. Louis.................    12           -          12        3,142            -      3,142
Kansas City...............     1           1           2          308          288        596
                              --          --          --       ------        -----     ------
                              13           1          14        3,450          288      3,738
                              --          --          --       ------        -----     ------

NORTH CAROLINA
Charlotte.................     5           1           6        1,407          232      1,639
Asheville.................     2           -           2          384            -        384
Greensboro................     1           1           2          304          336        640
                              --          --          --       ------        -----     ------
                               8           2          10        2,095          568      2,663
                              --          --          --       ------        -----     ------

SOUTH CAROLINA
Charleston................     1           -           1          352            -        352
                              --          --          --       ------        -----     ------

TEXAS
Dallas (1)................     8           1           9        2,560          276      2,836
                              --          --          --       ------        -----     ------
 Total Residential........    54           6          60       15,058        1,680     16,738
                              --          --          --       ------        -----     ------
                              --          --          --       ------        -----     ------

                                NUMBER OF PROPERTIES                NUMBER OF SQUARE FEET
                          -------------------------------    ---------------------------------
                                         UNDER                             UNDER
                          OPERATING   DEVELOPMENT   TOTAL    OPERATING   DEVELOPMENT    TOTAL
                          ---------   -----------   -----    ---------   -----------  --------
OFFICE PROPERTIES
MISSOURI
St. Louis (2).............     2           -           2      504,111            -     504,111

WASHINGTON, D.C. (3)......     2           -           2      322,845            -     322,845
                              --          --          --      -------        -----     -------
  Total Office............     4           -           4      826,956            -     826,956
                              --          --          --      -------        -----     -------
                              --          --          --      -------        -----     -------

RETAIL PROPERTIES
FLORIDA
Bradenton.................     1           -           1      113,949            -     113,949

MISSOURI
St. Louis.................     1           -           1       58,935            -      58,935
                              --          --          --      -------        -----     -------
  Total Retail............     2           -           2      172,884            -     172,884
                              --          --          --      -------        -----     -------
                              --          --          --      -------        -----     -------

(1) Operating information includes a 240 unit project that is in the initial lease up phase.

(2) Includes a 401,625 square foot office building in which the Company holds a 20% interest.

(3)  Represents two office buildings in which the Company holds a 10% interest.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


ACQUISITION AND DEVELOPMENT ACTIVITIES

     In August 1994, the Company purchased 19.05 acres from an affiliate and commenced construction of a 240 unit multifamily project in a suburb of Dallas, Texas (Stone Creek). In December 1994, the Company also purchased a 407 unit multifamily project in Charlotte, North Carolina (Pinehurst) at a total cost of $18,900.

     During 1995, the Company purchased six tracts of land totaling 115.22 acres and commenced construction of 1,680 apartment units. The Company expects to complete construction of 824 of these units in 1996 and 856 in 1997. In November 1995, the Company completed construction of Stone Creek at a total cost of $12,300. During 1995, the Company incurred total construction and development costs of $45,491 with respect to the seven projects under development, including $27,944 of construction in process at December 31, 1995.

     On April 10, 1995, the Company purchased a 10% interest in Fair Grove for $3,544. Fair Grove, a limited liability company, owns two office buildings in suburban Washington, D.C.: the six-story, 135,808 square foot Fair Oaks Commerce Center and the four-story, 187,037 square foot Shady Grove Plaza.


     Effective October 1, 1995, the Company purchased the partnership interests of an affiliated partnership which owned a 372 unit multifamily property in St. Louis, Missouri (Spanish Trace) at a cost of $13,412. The purchase consideration included cash of $2,556, the assumption of a $9,856 mortgage note payable collateralized by the property and the issuance of 42,353 Units valued at the Initial Offering price of $21.25 per Unit.

     During December 1995, the Company acquired three additional multifamily properties containing 1,206 units at a total cost of $46,300. The properties include the 278 unit Schooner Bay Apartments in Tampa, Florida, the 220 unit Overlook Apartments, formerly known as The Phoenix, in Charlotte, North Carolina, which was acquired from an affiliate, and the 708 unit Highpoint Apartments in Dallas, Texas. In 1996, the Company plans to contribute the Overlook Apartments, Highpoint Apartments and one property under development into a joint venture in which it will retain an approximate 45% ownership interest. The remaining 55% interest will be held by a Canadian pension fund and other investors. The Company will record the initial contribution of these properties at their net carrying value and will account for its investment in the joint venture using the equity method of accounting.


4.   PROPERTY SERVICES

     Subsequent to the business combination, the Company's management, leasing, construction and development businesses are being conducted through PGPSI. PGPSI was originally capitalized with $3,000 of cash and the issuance of a $17,000 note.

     PGPSI is a real estate property services company engaged in providing property services for the Company, affiliates of the Company and unrelated third parties. The services provided by PGPSI include asset and property management, leasing, acquisitions, sales, construction management and development. PGPSI is currently operating in 18 states and approximately 40 metropolitan areas. At December 31, 1995 and 1994, PGPSI managed over 26.4 and 26.8 million square feet of commercial space and 22,085 and 22,923 apartment units, respectively.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


     During 1995, PGPSI was realigned from a regional multi-product organization to two national product groups - one for residential operations and one for commercial operations. As a result of the realignment, PGPSI incurred non-recurring charges totaling $748 related to employee severance and other costs, including $195 of non-cash charges associated with the accelerated vesting of outstanding restricted stock made available to certain employees (See Note 9).

5.   DEFERRED CHARGES

     Deferred charges consist of the following:

                                              DECEMBER 31,   DECEMBER 31,
                                                 1995            1994
                                              ------------   ------------
          Deferred financing costs...........   $ 8,378        $ 7,732
          Organization costs.................       249            450
          Prepaid leasing costs..............       421            370
          Management and leasing contracts...     4,044          5,600
                                                -------        -------
                                                 13,092         14,152
          Less: Accumulated amortization.....    (3,838)        (2,463)
                                                -------        -------
                                                $ 9,254        $11,689
                                                -------        -------
                                                -------        -------

     Amortization of organization costs and prepaid leasing costs was $148, $110 and $120 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Amortization of deferred financing costs, which is included in interest expense in the accompanying statements of operations, was $1,559, $1,074 and $1,219 for the years ended December 31, 1995, 1994 and 1993, respectively. As a result of loan repayments in 1994 and 1993, $970 and $927 of deferred financing costs, respectively, were written off and are reflected as an extraordinary loss in the accompanying statements of operations.


     Amortization of management and leasing contracts purchased at formation was $2,231 and $482 for the year ended December 31, 1995 and the period from July 27, 1994 through December 31, 1994, respectively. During 1995, the Company recognized an impairment adjustment of $1,111, which is included in amortization expense in the accompanying statements of operations, relating to the termination of certain of the contracts initially acquired.
Management has estimated the useful life of these intangibles to be five years, based upon historical experience with other contracts with similar terms. However, during 1995 certain of the contracts were terminated. As a result, management recorded an impairment adjustment, determined on a prorata basis, based upon the percentage of contracts terminated during 1995. The 1995 impairment adjustment of $1,111 related to terminated contracts with a gross value of $1,556 and related accumulated amortization of $445. Management intends to periodically evaluate the carrying amount of the management and leasing contracts in the future and, if necessary, record additional impairment adjustments.


     In 1995, the Company wrote off certain fully amortized deferred charges including $206 of organization costs, $86 of prepaid leasing costs and $730 of deferred financing costs.

6.   INCOME TAXES

PERIODS AFTER THE INITIAL OFFERING

     The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. As a result, the Company will generally not be subject to Federal income tax on its taxable income to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


Accordingly, no provision for Federal income taxes has been made for the Company and certain of its subsidiaries in the accompanying consolidated financial statements. State, local and other taxes are not significant for the Company or its subsidiaries.

     As of December 31, 1995 and 1994, the net assets reported in the consolidated financial statements for the Company exceed the tax basis in net assets by approximately $44,000 and $49,000, respectively.

     PGPSI files a separate tax return and is subject to income tax. Accordingly, PGPSI's provision for income taxes has been calculated in accordance with the Statement of Financial Accounting Standards 109, "ACCOUNTING FOR INCOME TAXES" ("FAS 109"). Under the provisions of FAS 109, deferred tax assets and liabilities are provided for certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, computed based on provisions of the enacted tax law. Significant components of PGPSI's deferred tax assets and liabilities are as follows:

                                       DECEMBER 31,    DECEMBER 31,
                                          1995             1994
                                       ------------    ------------
       Deferred tax assets:
          Intangible assets.........    $ 4,189          $ 4,413
          Net operating loss........      1,284                -
          Employee restricted
           stock compensation.......        561              196
          Other.....................        133               55
                                        -------          -------
                                          6,167            4,664
          Valuation allowance.......     (5,304)          (4,559)
                                        -------          -------
                                        $   863          $   105
                                        -------          -------
                                        -------          -------
       Deferred tax liabilities:
          Depreciable assets........    $   858          $    22
          Other.....................          5               18
                                        -------          -------
                                        $   863          $    40
                                        -------          -------
                                        -------          -------

     Deferred tax assets relate primarily to (i) the difference in the carrying amount of intangible assets recognized at formation for financial reporting purposes and the amount recognized for tax purposes; (ii) the amortization of employee restricted stock compensation for financial reporting purposes; and (iii) the current year tax net operating loss which expires in 2010. Deferred tax liabilities relate primarily to the difference in the carrying amount of certain depreciable assets for financial reporting purposes which are deducted for tax purposes. A valuation allowance has been recognized to offset the net deferred tax assets, due to the uncertainty of the ultimate realization of those deferred tax assets in future years.

     For the partial year ended December 31, 1994, PGPSI's current income tax expense of $65 was fully offset by a deferred tax benefit. PGPSI intends to carry back a portion of the 1995 net operating loss to offset 1994 taxes. This current tax benefit in 1995 has been fully offset by deferred tax expense in the accompanying consolidated statement of operations.

PERIODS PRIOR TO THE INITIAL OFFERING

     The entities included in the combined financial statements of the Predecessors were either limited partnerships or S corporations and were not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the combined financial statements of the Predecessors since the income or loss of the entities are to be included in the tax returns of the individual owners.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


7.   NOTES PAYABLE

DEBT RESTRUCTURING

     During 1994, net proceeds from the Initial Offering, the Private Placement and new borrowings were utilized to retire 28 loans (26 of which were retired prior to maturity) with outstanding balances of $174,449, including seven loans which were repaid at a discount. In order to retire certain loans, the Company was required to pay lender participation interests of $2,577 and prepayment penalties of $3,201.

     In connection with the Initial Offering, the Company paid $680 and entered into an interest rate swap agreement in the notional amount of $6,760. The agreement, which expires on January 27, 2000, effectively reduces the fixed interest rate on one mortgage note from 9.5% to 7.5%. Additionally, the Company reduced the outstanding principal balances of seven loans by $4,229 and utilized $755 to reduce the interest rates on four loans.

     During 1994, debt restructuring resulted in an extraordinary gain from the forgiveness of debt (before minority interests) of $10,675 and an extraordinary loss from early extinguishment of debt (before minority interests) of $6,748.

     During 1993, three mortgage loans with an aggregate principal balance of $33,018 were repaid at a discount prior to scheduled maturity with proceeds from new mortgage loans and partner loans. As a result, an extraordinary gain from debt forgiveness of $10,019 and an extraordinary loss from the early extinguishment of debt in the amount of $927 were recognized.

MORTGAGES PAYABLE

     Concurrent with the Initial Offering, the Company obtained new debt in the amount of $108,540 which is collateralized by certain properties. The new debt is structured in two pools; Pool A, in the amount of $61,710, requires monthly payments of interest only at 8.36% per annum and matures in July 2001; and Pool B, in the amount of $46,830, requires monthly payments of interest only at 8.52% per annum and matures in July 1999.

     Effective October 1, 1995, the Company assumed debt in the amount of $9,856 associated with the acquisition of partnership interests (Spanish Trace). The loan requires monthly payments of principal and interest, bears interest at 7.35% per annum, matures in September 2028 and is insured by the United States Department of Housing and Urban Development ("HUD"). There are no restrictions on the use or operation of this property.

     In December 1995, the Company obtained new debt in the amount of $69,000 collateralized by various properties. The new debt requires monthly interest only payments at 7.29% per annum for three years and monthly principal and interest payments for years four to ten based on a 25 year amortization schedule and matures December 2005. Net proceeds of the new debt were used to repay existing borrowings under the Company's line of credit.

     Additionally, in December 1995, in conjunction with the purchase of a property (Overlook), the Company obtained new debt in the amount of $5,400 which is collateralized by the property. The loan requires monthly payments and bears interest at 7.5% fixed throughout the term with interest only payments for the first two years and principal and interest payments for the last 5 years based on a 25 year amortization schedule. The note matures in January 2003.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


     Also in December 1995, concurrent with the acquisition of two properties, the Company borrowed $20,250 and $7,930. These notes require monthly payments of interest only and bear interest at 7.66% and 7.63% respectively. The notes are collateralized by various properties and mature in June and March 1996, respectively.

     Mortgages payable consist of 33 loans at December 31, 1995 and 25 loans at December 31, 1994, each of which is collateralized by properties included in real estate assets. At December 31, 1995, 27 of the loans carry a fixed interest rate and provide for the monthly payment of interest only, and six loans provide for monthly payments of principal and interest at a fixed rate. Interest rates on the fixed rate mortgages range from 5.75% to 10% at December 31, 1995 with a weighted average interest rate of 7.71%. At December 31, 1994, 23 of the loans carry a fixed interest rate and provide for the monthly payment of interest only, and two loans provide for monthly payments of principal and interest at a fixed rate. Interest rates on the fixed rate mortgages range from 5.75% to 9.5% at December 31, 1994 with a weighted average interest rate of 7.91%.

     At December 31, 1995 and 1994, two of the mortgage loans collateralize tax exempt housing revenue bonds and two related mortgage loans collateralize taxable housing revenue bonds. The Predecessors obtained these mortgages during 1993. As additional security for these loans, the Predecessors entered into reimbursement agreements, paid premiums of $1,587, and agreed to pay an annual servicing fee of .1% of the original loan balances. The underlying collateral for the bonds is subject to land use restrictions which provide, among other things, that at least 20% of the multifamily housing units be leased to low or moderate income families as established by HUD. On July 27, 1994, the Operating Partnership assumed the aforementioned mortgage loans and succeeded to the agreements and restrictions thereto.

     At December 31, 1995, the Company owns three other multifamily properties which were previously financed with the proceeds of multifamily revenue bonds and remain subject to similar HUD restrictions which expire under certain conditions in 1996 and 1997.

LINE OF CREDIT

     Concurrent with the Initial Offering, the Company obtained a line of credit facility in the amount of $75,000. The commitment was subsequently increased to $115,000 and in December 1995 was reduced by the Company to $90,000 and under certain conditions can be increased to $150,000. The line of credit matures in July 1996 but may be extended for up to two years at the Company's option. Borrowings under the line of credit are collateralized by specified properties. The interest rate on the amounts outstanding under the line of credit varies between either the greater of the prime rate or the Federal Funds rate plus .50% or, at the Company's election, the London Interbank Offer Rate ("LIBOR") plus 2.0%. The line of credit reprices, at the Company's discretion, in defined intervals ranging from 1 to 360 days.
As the line of credit is drawn or reprices, the Company enters into a contract and selects the term and the interest rate option it desires. If the Company selects a contract based upon LIBOR plus 2.0%, then the interest rate becomes fixed for the term selected. Otherwise, the contract rate varies based upon the appropriate index.

     At December 31, 1995, $14,500 is outstanding under the line of credit in two separate contracts. One contract in the amount of $10,000 is priced at 7.66% and reprices on March 22, 1996. The second contract in the amount of $4,500 is priced at 7.56% and reprices on June 28, 1996. At December 31, 1995 the prime rate, Federal Funds rate and three month LIBOR were 8.5%, 4.73%, and 5.66%, respectively.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


     The scheduled principal payments related to all debt outstanding as of December 31, 1995 are as follows:

            YEAR                   AMOUNT
            ----                  --------
            1996................  $ 47,515
            1997................       459
            1998................     4,255
            1999................    62,156
            2000................     8,027
            Thereafter..........   171,368
                                  --------
            Total...............  $293,780
                                  --------
                                  --------

     The maturities reflected above for 1996 include $14,500 of amounts outstanding under the line of credit which reprice in 1996 and $28,180 of bridge acquisition loans on properties acquired in the fourth quarter of 1995. The Company has obtained a commitment from a lender to fund permanent debt of $18,500 in 1996. These funds will be used to partially retire the bridge acquisition loans.


PLEDGED ASSETS

     The aggregate net book value at December 31, 1995 of property pledged as collateral for indebtedness amounted to approximately $441,564.


8.   MINORITY INTERESTS

     In connection with the formation of the Company and the Operating Partnership, certain persons received either common stock of the Company or Units in the Operating Partnership. A Unit in the Operating Partnership and a share of common stock of the Company have the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership and any distributions from the Operating Partnership. Beginning one year after the closing of the Initial Offering, which occurred on July 27, 1994, each Unit may be redeemed by holders of the Units for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share at the time of the redemption. When a unitholder redeems a Unit for a share, minority interests will be reduced and the Company's investment in the Operating Partnership will be increased. During 1995, 94,118 Units were exchanged for shares of common stock of the Company. The number of Units held by minority interest unitholders were 3,670,564 and 3,648,546 at December 31, 1995 and 1994, respectively. At
December 31, 1995, the unitholders' minority interest ownership percentage in the Operating Partnership was 19.9%.

     Minority interests in the accompanying consolidated financial statements relate to holders of Units in the Operating Partnership, the minority interest in PGPSI and the ownership of certain partnership interests in various properties where the Operating Partnership holds a controlling interest. The Operating Partnership acquired its controlling partnership interests by contributing cash for, in most instances, an agreed upon cumulative preferred return in the existing property partnerships.

9.   STOCKHOLDERS' EQUITY

CAPITAL STOCK

     The Company is authorized to issue up to 100,000,000 shares of $.01 par value common stock. On July 27, 1994, the Company completed the Initial Offering of 13,000,000 shares of common stock and the Private Placement of 695,000 shares of common stock at the offering price for all shares of $21.25. In addition, on July 27, 1994, the Company issued 677,047 shares of common stock and paid $2,600 in cash in exchange for the $17,000 note receivable from PGPSI which was issued as part of the initial capitalization of PGPSI.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)



     Effective July 27, 1994, the Company also issued 324,400 shares of common stock pursuant to the Employee Restricted Stock Plan discussed below. The value of the employee restricted stock ($6,893, representing 324,400 shares valued at the Initial Offering price of $21.25 per share) is being amortized and recognized as compensation expense ratably over a three to five year vesting period. Amortization of employee restricted stock compensation for 1995 and 1994 was $1,333 and $577, respectively, and is included in property management expense in the accompanying consolidated statements of operations. The unamortized portion of the employee restricted stock has been classified for financial reporting purposes as a reduction to stockholders' equity. At December 31, 1995 and 1994, 42,266 and 35,600 shares, respectively, of employee restricted stock were held by PGPSI and had not been granted to employees. Accordingly, such shares are classified as treasury shares for financial reporting purposes in the accompanying consolidated balance sheets.


     During 1995, the Company paid quarterly dividends, with respect to the fourth quarter of 1994 through the third quarter of 1995, of $.465 per share of common stock. Concurrent with the quarterly dividend payments, the Operating Partnership distributed $.465 per Unit.

STOCK OPTION PLANS


     In connection with the Initial Offering, the Company, the Operating Partnership, and PGPSI adopted an Employee Restricted Stock Plan (the "Initial Plan") which was designed to retain and motivate officers and other employees. In August 1994, a total of 324,400 shares of the Company's common stock were issued for use in the Initial Plan. As of December 31, 1995, 73 employees were participants in the Initial Plan and received their 272,000 shares of restricted stock at no cost to the employee. The restricted shares pursuant to the Initial Plan were treated as outstanding shares in connection with the Initial Offering. As such, the issuance of the restricted stock had no dilutive effect on the Company's stockholders. Generally, the Initial Plan calls for vesting in three annual installments beginning on the third anniversary date and ending on the fifth anniversary date. During the vesting period the restricted shares are non-transferable but entitle the participants to all other rights of a stockholder, including the right to vote and receive dividends. During 1995, 10,000 shares originally issued under the Initial Plan were granted to certain employees. Additionally, management redeemed 16,666 shares and eliminated the vesting requirements for 10,134 shares granted to employees terminated in connection with the realignment of PGPSI, and the related amortization of compensation expense was adjusted accordingly. At December 31, 1995, 272,000 shares of restricted stock under the Initial Plan were outstanding.

     The Company, the Operating Partnership, and PGPSI have established the 1994 Employee Stock Option, Unit Option, Restricted Stock and Restricted Unit Plan (the "Employee Plan") for the purpose of attracting, retaining, and motivating officers and other employees. The Employee Plan authorizes the issuance of up to 1,460,000 shares of common stock and/or Units pursuant to options or restricted shares or Units granted or issued under the plan. The Employee Plan limits the number of shares of restricted stock and/or Units, which are eligible for grant at no cost, to 485,000 shares/Units. Options granted under the Employee Plan have a ten year term and will have such pricing, vesting and other terms as the committee approving the grant will determine. Effective August 23, 1994, options to purchase 80,000 shares of common stock were granted to eight officers under the Employee Plan. These options are at a price of $21.25 per share and are fully vested. Effective April 1, 1995, options to purchase an additional 283,000 shares were granted to 64 officers and employees under the Employee plan. These options are at a price of $17.25 and vest over periods ranging from three to five years. Effective August 22, 1995, options to purchase an additional 4,000 shares were granted to four officers and employees under the Employee Plan at a price of $17.50 under the same vesting provisions. At December 31, 1995, no shares of restricted stock and/or Units had been granted under the Employee Plan.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)

     The Company has adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each non-employee director, in connection with the Initial Offering, was granted options to purchase 5,000 shares of common stock. The Director Plan also provides for automatic annual grants of 2,500 shares of common stock following the annual election of directors. The exercise price of all options granted under the Director Plan is the fair market value of the common stock on the date of grant. Each option granted has a term of ten years and vests six months after the date of grant. At December 31, 1995, options to purchase 45,000 shares of common stock had been granted under the Director Plan.


     The Company accounts for its stock compensation arrangements under the provisions of APB 25. Accordingly, no compensation cost has been recorded related to options granted under the Employee Plan and the Director Plan since all options granted to date have been granted at option prices at or above the fair market value of the common stock on the date of grant.

     The following is a summary of the option activity under the Employee Plan and the Director Plan for the years ended December 31, 1995 and 1994:

                                      Number of       Option Price
                                       Options         Per Share
                                      ---------    -----------------
Year ended December 31, 1994
- ----------------------------
  Options granted..................    110,000          $21.25
  Options canceled.................          -
  Options exercised................          -
                                       -------
  Balance at December 31, 1994.....    110,000

Year ended December 31, 1995
- ----------------------------
  Options granted..................    302,000     $17.25 to $17.625
  Options canceled.................     16,000
  Options exercised................          -
                                       -------
  Balance at December 31, 1995.....    396,000
                                       -------
                                       -------
  Options exercisable at
   December 31, 1995...............    125,000
                                       -------
                                       -------

     Options to purchase 1,164,000 shares of common stock were available for grant under the Employee Plan and the Director Plan at December 31, 1995.


10.  EARNINGS PER SHARE

     Per share amounts are computed based on the weighted average number of shares outstanding during the period (14,698,336 in 1995 and 14,513,503 in 1994). Earnings per share will be unaffected by partners who elect to convert Units in the Operating Partnership to shares of common stock in the Company as unitholders and stockholders effectively share equally in the net income of the Operating Partnership. The assumed exercise of outstanding stock options, using the treasury stock method, is not dilutive and therefore, is not considered in determining shares outstanding.

     For the year ended December 31, 1995 the Company had earnings of $.68 per share.

     For the period July 27, 1994 through December 31, 1994, the Company incurred a loss before extraordinary items of $(.06) per share. The effect of the extraordinary gain from the forgiveness of debt, net of minority interests, increased earnings per share by $.47, while the extraordinary loss from the early extinguishment of debt, net of minority interests, decreased earnings per share by $(.36), resulting in net income per share of $.06. During the period, the Company incurred $7,796 in non-recurring reorganization

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)

costs, principally legal, accounting, and other costs incurred in connection with the formation of the Company. The effect of these costs, net of minority interests of $1,668, was to reduce the income (loss) before the extraordinary items by $(.42) per share.

11.  RELATED PARTY TRANSACTIONS

     On August 8, 1994, the Company exercised an option to purchase a 19.05 acre tract of partially developed land from a corporation whose sole shareholders were three executive officers (including two who are also directors) of the Company. The option agreement required consideration of $128 in cash, and Units with a value of $1,568, as well as reimbursement of all pre-development costs totaling $367. The Unit portion of the purchase price was paid one year from the date of purchase, based on the value of Units at the election date of the option (August 8, 1994) and totaled 73,783 Units. The liability associated with the purchase was included in accounts payable and accrued liabilities at December 31, 1994.

     Effective October 1, 1995, the Company issued 42,353 Units with a value of $900 (based on the price of the Company's stock at the Initial Offering date) to an entity whose sole shareholders were two executive officers and directors of the Company. The Units represented partial consideration for the purchase of partnership interests.


     In December 1995, the Company purchased the Overlook Apartments, formerly known as The Phoenix, from a partnership which was owned by affiliates of the Company and outside investors. As consideration for the purchase the Company paid cash of $8,500 and assumed $300 of debt payable to affiliates. Affiliates of the Company did not receive any of the cash portion of the purchase price. However, in 1996, the affiliated debt was repaid by the Company partially through the issuance of Units.


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

     PGPSI provides services to affiliated partnerships on a contractual basis. The related party fees and expenses for such services are reflected in the accompanying consolidated financial statements.

12.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     PGPSI is a party to office and equipment leases with varying terms which expire over the next nine years. Future minimum lease payments for noncancelable office and equipment leases for the next five years and thereafter, as of December 31, 1995, are as follows:

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


          YEAR                                CAPITAL         OPERATING
          ----                                -------         ---------
          1996............................     $123             $1,305
          1997............................       58                842
          1998............................       20                768
          1999............................       10                768
          2000............................        -                764
          Thereafter......................        -              3,052
                                               ----             ------
          Total minimum lease payments....      211             $7,499
                                                                ------
                                                                ------
          Amounts representing interest...      (23)
                                               ----
          Present value of net minimum
           lease payments.................     $188
                                               ----
                                               ----

    The eligible employees of PGPSI and the Predecessors participate in a contributory employee savings plan. Under the plan, PGPSI may make matching contributions with respect to contributions made by eligible employees. Expenses under the plan for the years ended December 31, 1995, 1994 and 1993 were not material.

CONTINGENCIES

    The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

     In connection with the Initial Offering, environmental consultants were engaged to perform environmental assessments on each of the properties. The environmental assessments identified certain properties with underground or above ground storage tanks, pipelines, asbestos containing materials or radon levels in excess of the Environmental Protection Agency standards and noted that one property is located within one-half mile of a site included on the National Priorities List issued pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended. The environmental assessments revealed only one property, Knollwood I, that had contamination in significant amounts requiring remediation. Remediation was successfully completed in 1994 at a cost of $70. Management intends to monitor all properties for possible environmental impact. As of December 31, 1995 no remedial actions are currently considered necessary.

13. SEGMENT OPERATIONS


    The Operating Partnership is engaged in the ownership and rental of residential apartment communities, office buildings and retail properties and PGPSI provides property management, construction, development and other services to both related and unrelated parties. Revenue from property management and other services provided to affiliated partnerships, which collectively represent a major customer of PGPSI, was approximately 28%, 24%, 30% and 33% of total property services revenue for the year ended December 31, 1995, the period July 27 to December 31, 1994, the period January 1 to
July 26, 1994 and the year ended December 31, 1993, respectively. Revenue from property management and other services provided to the consolidated group are recognized in the period in which the services are provided and are eliminated in consolidation. The following table presents operating and other information divided among the two primary lines of the Company's and Predecessors' business.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)



                                                              Property
                                                             Management
                                                              and Other
                                                   Rental      Services                     Combined
                                                 Operations   Operations    Elimination       Total
                                                 ----------   ----------    -----------       -----
YEAR ENDED DECEMBER 31, 1995:
  Revenue - third party........................   $ 83,902     $ 17,076     $       -       $100,978
  Revenue - affiliates.........................          -        6,590             -          6,590
  Intersegment revenue.........................      2,342        2,840        (5,182)             -
                                                  --------     --------     ---------       --------
    Total revenue..............................     86,244       26,506        (5,182)       107,568
  Operating expenses...........................    (39,092)     (23,684)        2,701        (60,075)
                                                  --------     --------     ---------       --------
    Operating profit...........................   $ 47,152     $  2,822     $  (2,481)      $ 47,493
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Depreciation and amortization................   $ 15,447     $  3,114     $       -       $ 18,561
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Identifiable assets at December 31, 1995.....   $552,186     $ 20,422     $ (32,997)      $539,611
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Capital expenditures and investments.........   $115,495     $  2,258     $       -       $117,753
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
PERIOD JULY 27 TO DECEMBER 31, 1994:
  Revenue - third party........................   $ 33,731     $  8,326     $       -       $ 42,057
  Revenue - affiliates.........................          -        2,655             -          2,655
  Intersegment revenue.........................        877        1,057        (1,934)             -
                                                  --------     --------     ---------       --------
    Total revenue..............................     34,608       12,038        (1,934)        44,712
  Operating expenses...........................    (15,146)     (10,671)        1,019        (24,798)
                                                  --------     --------     ---------       --------
    Operating profit...........................   $ 19,462     $  1,367     $    (915)      $ 19,914
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Depreciation and amortization................   $  6,393     $    626     $       -       $  7,019
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Identifiable assets at December 31, 1994.....   $455,461     $ 21,437     $ (34,350)      $442,548
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Capital expenditures and investments.........   $197,577     $  3,505     $       -       $201,082
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


                                                              Property
                                                             Management
                                                              and Other
                                                   Rental      Services                     Combined
                                                 Operations   Operations    Elimination       Total
                                                 ----------   ----------    -----------       -----
PERIOD JANUARY 1 TO JULY 26, 1994:
  Revenue - third party.......................    $ 41,359     $ 10,846     $       -       $ 52,205
  Revenue - affiliates........................           -        4,737             -          4,737
  Intersegment revenue........................           -        2,185        (2,185)             -
                                                  --------     --------     ---------       --------
    Total revenue.............................      41,359       17,768        (2,185)        56,942
  Operating expenses..........................     (20,811)     (14,593)        2,029        (33,375)
                                                  --------     --------     ---------       --------
    Operating profit..........................    $ 20,548     $  3,175     $    (156)      $ 23,567
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Depreciation and amortization...............    $  6,448     $    258     $    (207)      $  6,499
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Identifiable assets at July 26, 1994........    $264,538     $  3,717     $  (5,579)      $262,676
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Capital expenditures and investments........    $  3,029     $    314     $    (114)      $  3,229
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
YEAR ENDED DECEMBER 31, 1993:
  Revenue - third party.......................    $ 70,154     $ 17,971     $       -       $ 88,125
  Revenue - affiliates........................           -        8,727             -          8,727
  Intersegment revenue........................           -        3,711        (3,711)             -
                                                  --------     --------     ---------       --------
    Total revenue.............................      70,154       30,409        (3,711)        96,852
  Operating expenses..........................     (33,253)     (22,795)        3,488        (52,560)
                                                  --------     --------     ---------       --------
    Operating profit..........................    $ 36,901     $  7,614     $    (223)      $ 44,292
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Depreciation and amortization...............    $ 11,213     $    438     $    (330)      $ 11,321
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Identifiable assets at December 31, 1993....    $264,563     $  4,022     $  (5,632)      $262,953
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------
  Capital expenditures and investments........    $  3,347     $  1,033     $    (101)      $  4,279
                                                  --------     --------     ---------       --------
                                                  --------     --------     ---------       --------



14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1995 and December 31, 1994. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Management estimates that the fair value of (i) cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the interest rate swap agreement approximates carrying value based upon the terms of the agreement relative to current interest rates; and (iii) notes payable approximate carrying value based upon the Company's effective borrowing rate for issuance of debt with similar terms and remaining maturities.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)

15. SUPPLEMENTAL CASH FLOW INFORMATION

   In connection with the business combination on July 27, 1994, certain non-cash transactions were recorded by the Company, including: (i) basis adjustments for the purchase of partnership interests for cash or Units, or assumption of debt, (ii) elimination of historical basis of certain assets purchased for cash, (iii) adjustments resulting from the transfer of the property management, leasing, construction and development businesses of the Predecessors to PGPSI, (iv) elimination of net working capital due to/from prior owners at closing, (v) issuance of stock in exchange for note receivable from PGPSI, (vi) issuance of stock pursuant to the Employee Restricted Stock Plan, (vii) recognition of mortgage principal and accrued interest concessions by lenders, (viii) write-off of deferred financing costs associated with debt repaid at closing, (ix) write-off of fully amortized deferred charges, (x) elimination of partner loans, and (xi) allocation of capital to minority interests. The aggregate effect of these non-cash transactions, as restated, is summarized below:

         Operating real estate assets....................  $(39,575)
         Accumulated depreciation........................    26,973
         Accounts receivable.............................      (171)
         Advances to affiliates..........................       155
         Investment in ventures..........................     7,289
         Deferred charges, net...........................    (1,342)
         Other assets....................................      (749)
                                                           --------
                                                           $ (7,420)
                                                           --------
                                                           --------
         Notes payable...................................  $(28,956)
         Accrued interest payable........................   (10,822)
         Accrued real estate taxes.......................    (2,875)
         Accounts payable and accrued liabilities........    (2,647)
         Partner loans...................................   (10,650)
         Tenant security deposits........................    (1,231)
         Minority interests..............................    56,886
         Stockholders' equity............................    (7,125)
                                                           --------
                                                           $ (7,420)
                                                           --------
                                                           --------

   The transactions described above, with respect to the elimination of historical basis on assets purchased for cash, the adjustments resulting from transfer of the property management, leasing, construction and development businesses to PGPSI and the net working capital adjustments, also include certain cash components. These cash adjustments are presented as deemed distributions at formation in the accompanying consolidated statement of cash flows.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)

  Other non-cash investing and financing activities during 1995 and 1994 are as follows:


                                                   Company               Predecessor
                                           ----------------------  --------------------
                                                      Period
                                                    July 27 to             Period
                                                    December 31,       January 1 to
                                                       1994,              July 26,
                                            1995    as Restated             1994
                                           ----------------------  --------------------
Accrual of costs related to
 construction in process.................  $ 2,053   $  214            $    -
Additions to operating real
 estate assets transferred
 from construction in process............   22,546        -                 -
Accrual of distributions from
 unconsolidated ventures.................        -      242                 -
Accrual of liability associated
 with the acquisitions of land
 for Units...............................   (1,568)   1,568                 -
Mortgage principal concessions
 recognized prior to the business
 combination.............................        -        -             1,776
Debt assumed in connection with the
 acquisition of property.................      300        -                 -
Conversion of Units to common stock......    1,215        -                 -


   In addition, during 1995 the Operating Partnership acquired the partnership interests related to Spanish Trace for a combination of cash and Units. In connection therewith, certain non-cash transactions were recorded as follows:

    Additions to operating real estate assets, net............  $ 7,688
    Additions to deferred charges, net........................      222
    Assumption of mortgage indebtedness.......................    9,856
    Increase in accounts payable..............................       13
    Carryover of deficit capital of interest purchased
     for Units................................................   (1,959)

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following is a summary of quarterly results of operations for the year ended December 31, 1995 and for the period July 27, 1994 to December 31, 1994, as restated:

                                                                                  Fourth
                                            First        Second       Third       Quarter,
                                           Quarter,     Quarter,     Quarter,   as Restated
                                         as Restated  as Restated  as Restated   for 1994    Total
                                         -----------  -----------  -----------   --------    -----
Year Ended December 31, 1995:
   Revenues..............................   $25,303      $26,266    $26,897      $29,102   $107,568
   Income before extraordinary items.....     2,054        2,677      3,091        2,241     10,063
   Extraordinary items, net of
    minority interests...................         -            -          -            -          -
   Net income............................     2,054        2,677      3,091        2,241     10,063
   Per share data:
    Income before extraordinary items....      0.14         0.18       0.21          0.15      0.68
    Net income...........................      0.14         0.18       0.21          0.15      0.68

Period July 27, 1994 to December 31,
 1994, as Restated:
   Revenues..............................                           $18,184      $26,528    $44,712
   Income (loss) before extraordinary
    items................................                            (3,952)       3,127       (825)
   Extraordinary items, net of minority
    interests............................                             1,636            -      1,636
   Net income (loss).....................                            (2,316)       3,127        811
 Per share data:
   Income (loss) before extraordinary
    items................................                             (0.28)        0.21      (0.06)
  Net income (loss)......................                             (0.16)        0.21       0.06

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


   As described in Note 2, the Company, in the fourth quarter of 1995, changed its method of accounting for its investment in PGPSI from the cost method to consolidation. Accordingly, all previously reported periods have been restated to reflect this change in accounting method. The effect of this change on the reported results of operations for the first quarter, second quarter and third quarter of 1995 was an increase in revenue of $5,056, $5,089, and $5,069, a decrease in net income of $(889), $(229), and
$(163), and a corresponding decrease in net income per share of $(.06), $(.02), and $(.01), respectively. The effect on the 1994 reported results of operations for the third quarter, fourth quarter and the period July 27, 1994 to December 31, 1994 was an increase in revenues of $3,656, $6,448, and $10,104, and an increase (decrease) in net income of $(198), $78, and $(120), respectively. The effect on net income per share was nominal.

   The results of operations for the fourth quarter of 1995 includes an impairment adjustment of $1,111 relating to the termination of certain of the management and leasing contracts purchased at formation.

17. PROFORMA INFORMATION (UNAUDITED)

   The following unaudited pro forma results of operations for the Company have been prepared as if the 1995 real estate acquisitions described in Note 3 had occurred on January 1, 1995. The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the 1995 acquisitions occurred as of January 1, 1995, nor do they purport to present the results of operations of future periods. Pro forma results have not been presented for 1994 as the Company's operations did not commence until July 27, 1994.

         Year ended December 31, 1995:
           Revenue......................................   $116,861
           Income before extraordinary items............     10,094
           Net income...................................     10,094
           Net income per common share..................        .69



   In 1996, the Company plans to contribute the interests in two of the four apartment projects acquired in 1995 and one property under development to a joint venture in which it will retain an approximate 45% ownership interest with a 55% aggregate interest being held by a Canadian pension fund and other investors.

18. SUBSEQUENT EVENTS (UNAUDITED)


   On January 3, 1996, the Company, through the Operating Partnership, issued 4,694 Units in partial settlement of debt assumed on the purchase of the Overlook Apartments. These Units were not eligible for participation in the distribution on February 27, 1996 but will participate in distributions on a pro-rata basis beginning with the distribution with respect to the first quarter of 1996.

   On January 29, 1996, PGPSI acquired a 5.15 acre tract of land in suburban Dallas, Texas. Construction activities commenced immediately on the Post and Paddock office warehouse development which, when completed, will contain 108,600 square feet. PGPSI expects to sell this development once completed.

   On February 6, 1996, the Company declared a dividend, with respect to the fourth quarter of 1995, of $.465 per share of common stock which was paid on February 27, 1996 to holders of record on February 16, 1996. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit which was paid on February 27, 1996 to holders of record on February 16, 1996.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE OR SHARE/UNIT DATA)


   On April 1, 1996, the Company entered into a joint venture with Careit Investments Limited Partnership ("Careit"), an affiliate of Caisse de depot et placement du Quebec, to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates. The Company and Careit each have committed up to $22.5 million for investment in the joint venture corporation, which will be operated so as to permit its qualification as a REIT for Federal income tax purposes. The Company and Careit each effectively will own an approximately 45% interest and a number of private investors will own the remaining 10% interest in the joint venture. In connection with the formation of the joint venture, the Company and Careit each invested approximately $7.9 million in connection with the joint venture's acquisition from the Company of three properties: (i) Overlook, formerly known as The Phoenix, a 220-unit multifamily residential complex in Charlotte, North Carolina; (ii) Highpoint, a 708-unit multifamily residential complex in Dallas, Texas; and (iii) Brassfield Park, a 336-unit multifamily residential complex under development in Greensboro, North Carolina. The Company will record the initial contribution of these properties at their net carrying value, which was approximately $14.4 million (net book value of $40.0 million subject to existing indebtedness of $25.6 million) on March 31, 1996. The Company will account for its investment in the joint venture using the equity method of accounting. Additional investments by Paragon and Careit will be made from time to time when and if additional property acquisition or development opportunities are approved for acquisition or development.

   On May 7, 1996, the Company declared a dividend, with respect to the first quarter of 1996, of $.465 per share of common stock which was paid on May 29, 1996 to holders of record on May 17, 1996. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit which was paid on May 29, 1996 to holders of record on May 17, 1996.

   As of June 30, 1996, the Company sold its economic interest in the commercial property services business which previously had been conducted by PGPSI ("Paragon Commercial") to Insignia Financial Group Inc. for initial cash consideration of approximately $18.2 million. The acquisition price may be adjusted upward or downward depending on the future revenue performance of Paragon Commercial. This transaction does not include the sale of any residential or commercial real estate assets owned by the Company. Paragon Residential Services, Inc. ("PRSI") succeeded to the residential property services business of PGPSI. PRSI will continue the Company's residential property services business and will provide all residential property service functions previously provided by PGPSI, including property management, leasing, development, acquisition and disposition for its owned residential communities as well as for affiliated and third party residential owners.

                                                                   SCHEDULE III

                              PARAGON GROUP, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                          GROSS AMOUNT AT WHICH
                                           INITIAL COSTS          COSTS              CARRIED AT DECEMBER 31, 1995
                                      ----------------------   CAPITALIZED   ----------------------------------------------
                           NOTES               BUILDINGS AND  SUBSEQUENT TO           BUILDINGS AND  CONSTRUCTION
PROPERTY NAME             PAYABLE      LAND     IMPROVEMENTS   ACQUISITION     LAND   IMPROVEMENTS    IN PROCESS     TOTAL
- -------------          ------------   -------  -------------  -------------  -------  -------------  ------------  --------
MULTIFAMILY:
  FLORIDA
4th St. Station I      $  5,120 (3)   $   800    $      -       $ 11,571     $ 1,499     $ 10,872      $     -     $ 12,371
4th St. Station II        5,070 (3)       656           -         10,694       1,643        9,707            -       11,350
Broadmoor                 4,660 (2)     1,536       5,265          3,927       2,080        8,648            -       10,728
Chasewood                 2,850 (2)       992       4,534          1,611       1,182        5,955            -        7,137
Citrus Lakes                  -           208       2,942             99         208        3,041            -        3,249
Coco West I               2,670 (3)        68           -          8,285         630        7,723            -        8,353
Coco West II              3,780 (3)       111           -         11,606         589       11,128            -       11,717
Dolphin Pointe            7,250 (2)     1,456          25         15,200       1,919       14,762            -       16,681
Greenhouse                3,580 (3)       808           -          9,699       1,146        9,361            -       10,507
Grove                     2,700 (2)     1,431       4,269            167       1,431        4,436            -        5,867
Heron Pointe                  -           990           -         11,659         990        9,409        2,250       12,649
Landtree                  3,780 (3)       624           -          7,943       1,277        7,290            -        8,567
Lookout Pointe            6,700 (2)     1,563           -         13,267       1,823       13,007            -       14,830
Mallard Pointe                -         1,564           -          6,227           -            -        7,791        7,791
Parsons Run               3,840 (3)       902           -          9,027       1,424        8,505            -        9,929
The Reserve               3,100 (2)     1,060           -          6,270       1,093        6,237            -        7,330
Schooner Bay             10,111         1,518       8,966              5       1,518        8,971            -       10,489
Summerplace I & II        6,330 (3)     1,016           -         12,876       1,729       12,163            -       13,892
Summerplace III           3,720 (3)       753           -          7,347       1,117        6,983            -        8,100
Summerset Bend            4,500 (3)       779           -          9,380       1,141        9,018            -       10,159
The Vineyard             10,500 (9)     2,602           -         14,899       3,118       14,383            -       17,501
  KENTUCKY
Copper Creek              9,237 (8)       649           -          6,687         649        6,687            -        7,336
Deerfield                 9,987 (8)     1,610           -         18,917       2,421       18,106            -       20,527
Glenridge                 3,695 (9)       970           -          6,575       1,119        6,426            -        7,545
Post Oak                  2,450 (2)         -           -          3,734         339        3,395            -        3,734
Sundance                  2,800 (2)       447           -          5,830         738        5,539            -        6,277
  MISSOURI
Camden Passage            7,350 (9)     1,345       9,455          2,604       1,817       11,587            -       13,404
Camden Passage II             -         1,169           -            810           -            -        1,979        1,979
The Cove                 12,480 (5)     2,308      10,418          6,491       3,505       15,712            -       19,217
Knolls                        - (11)      978       3,778            307         980        4,083            -        5,063
Knollwood I               7,215 (5)     1,764       7,928            143       1,764        8,071            -        9,835
Knollwood II              7,027 (5)     1,272       9,328             88       1,272        9,416            -       10,688
Pear Tree                     - (11)      366       2,684            130         366        2,814            -        3,180
San Miguel                    - (11)    1,321       5,487            198       1,321        5,685            -        7,006
Spanish Trace            12,148 (4)     2,445      15,508            223       2,445       15,731            -       18,176
Sunswept                      - (11)    1,813       5,496            236       1,813        5,732            -        7,545
Tempo                     6,205 (5)     2,168       5,982            640       2,168        6,622            -        8,790
Westchase Park            4,900 (2)         -           -         11,625       1,024       10,601            -       11,625
Westgate I                4,500 (2)       380       3,165          1,734         615        4,664            -        5,279
Westgate II               8,200 (2)       790           -         17,020       2,131       15,679            -       17,810

                                        NET         DATE OF
                       ACCUMULATED   REAL ESTATE  CONSTRUCTION/  DEPRECIABLE
PROPERTY NAME          DEPRECIATION     ASSETS     ACQUISITION   LIVES-YEARS
- -------------          ------------  -----------  -------------  -----------
MULTIFAMILY:
  FLORIDA
4th St. Station I        $  4,493     $  7,878        1982        5-40 Years
4th St. Station II          3,214        8,136        1983        5-40 Years
Broadmoor                   2,327        8,401      1986/1987     5-40 Years
Chasewood                   1,839        5,298      1985/1987     5-40 Years
Citrus Lakes                  131        3,118        1976        5-40 Years
Coco West I                 2,340        6,013        1983        5-40 Years
Coco West II                3,742        7,975        1985        5-40 Years
Dolphin Pointe              3,349       13,332        1989        5-40 Years
Greenhouse                  3,849        6,658        1982        5-40 Years
Grove                         198        5,669        1973        5-40 Years
Heron Pointe                  125       12,524         (1)        5-40 Years
Landtree                    2,701        5,866        1983        5-40 Years
Lookout Pointe              5,340        9,490        1987        5-40 Years
Mallard Pointe                  -        7,791         (1)              -
Parsons Run                 2,908        7,021        1986        5-40 Years
The Reserve                 1,262        6,068        1991        5-40 Years
Schooner Bay                   20       10,469        1995        5-40 Years
Summerplace I & II          4,596        9,296        1984        5-40 Years
Summerplace III             2,496        5,604        1986        5-40 Years
Summerset Bend              3,470        6,689        1984        5-40 Years
The Vineyard                3,073       14,428        1990        5-40 Years
  KENTUCKY
Copper Creek                2,895        4,441        1987        5-30 Years
Deerfield                   4,336       16,191        1987        5-40 Years
Glenridge                   1,582        5,963        1990        5-40 Years
Post Oak                    1,810        1,924        1981        5-30 Years
Sundance                    2,437        3,840        1975        5-40 Years
  MISSOURI
Camden Passage              1,654       11,750        1989        5-40 Years
Camden Passage II               -        1,979         (1)              -
The Cove                    2,356       16,861        1990        5-40 Years
Knolls                        180        4,883      1973/1974     5-40 Years
Knollwood I                   340        9,495        1981        5-40 Years
Knollwood II                  395       10,293        1985        5-40 Years
Pear Tree                     123        3,057        1967        5-40 Years
San Miguel                    243        6,763      1970/1994     5-40 Years
Spanish Trace               8,458        9,718      1972/1995     5-40 Years
Sunswept                      259        7,286      1971/1994     5-40 Years
Tempo                         317        8,473        1975        5-40 Years
Westchase Park              2,931        8,694        1986        5-40 Years
Westgate I                  2,424        2,855        1973        5-40 Years
Westgate II                 6,005       11,805        1980        5-40 Years

                                                                   SCHEDULE III

                              PARAGON GROUP, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


                                                                                          GROSS AMOUNT AT WHICH
                                           INITIAL COSTS          COSTS              CARRIED AT DECEMBER 31, 1995
                                      ----------------------   CAPITALIZED   ------------------------------------------
                           NOTES               BUILDINGS AND  SUBSEQUENT TO           BUILDINGS AND  CONSTRUCTION
PROPERTY NAME             PAYABLE      LAND     IMPROVEMENTS   ACQUISITION     LAND   IMPROVEMENTS    IN PROCESS     TOTAL
- -------------          ------------   -------  -------------  -------------  -------  -------------  ------------  --------
  NORTH CAROLINA
Brassfield             $      -       $ 2,107    $      -       $  2,083     $     -     $      -      $ 4,190     $  4,190
Copper Creek              4,100 (9)       930           -          6,571         928        6,573            -        7,501
Eastchase                 2,949 (9)     1,265           -          6,052       1,352        5,965            -        7,317
Falls                     5,700 (2)     1,010           -         11,145       1,475       10,680            -       12,155
Glen                      6,626 (9)     1,713       6,808             76       1,713        6,884            -        8,597
Pinehurst                14,000 (5)     3,591      15,213            163       3,591       15,376            -       18,967
The Overlook              5,700 (6)     1,291       7,319              9       1,291        7,328            -        8,619
The Park                      -           906           -            313         -              -        1,219        1,219
Turtle Creek I            2,600 (2)     1,300       4,450            186       1,299        4,637            -        5,936
Turtle Creek II               - (11)      591       5,759             39         591        5,798            -        6,389
  SOUTH CAROLINA
Westchase                 4,440 (3)     1,496           -         11,548       1,895       11,149            -       13,044
  TEXAS
Brookfield                4,023 (5)     1,481       2,643          1,849       1,578        4,395            -        5,973
Chesapeake                    - (11)    1,061       4,939          3,249       1,471        7,778            -        9,249
Fairlane                  3,524 (9)       710         -            8,735       1,449        7,996            -        9,445
Highland Trace                - (11)    1,450       2,871            648       1,539        3,430            -        4,969
Highpoint                25,451 (7)     2,811      23,915              1       2,811       23,916            -       26,727
Los Rios                  9,000 (5)     1,494           -          9,409       1,517        9,386            -       10,903
Nob Hill                  9,050 (5)     2,944       5,714          6,273       3,462       11,469            -       14,931
Stone Creek                   - (7)     1,696         367         10,108       1,696       10,483            -       12,179
Stone Gate                4,808         2,275           -          8,248           -            -       10,515       10,515
                       --------       -------    --------       --------     -------     --------      -------     --------
TOTAL MULTIFAMILY       290,426        75,354     185,228        342,456      83,702      491,392       27,944      603,038
RETAIL:
Southwood Mall                -           636       4,415          1,396       1,094        5,353            -        6,447
Westgate Center               -           700           -          3,976       1,348        3,328            -        4,676
                       --------       -------    --------       --------     -------     --------      -------     --------
TOTAL RETAIL                  -         1,336       4,415          5,372       2,442        8,681            -       11,123
OFFICE:
The Paragon               3,300 (2)       280           -         11,310         458       11,132            -       11,590

Miscellaneous Assets         54 (10)        -           -          5,720           -        5,720            -        5,720
                       --------       -------    --------       --------     -------     --------      -------     --------
TOTAL REAL ESTATE      $293,780       $76,970    $189,643       $364,858     $86,602     $516,925      $27,944     $631,471
                       --------       -------    --------       --------     -------     --------      -------     --------
                       --------       -------    --------       --------     -------     --------      -------     --------

                                        NET         DATE OF
                       ACCUMULATED   REAL ESTATE  CONSTRUCTION/  DEPRECIABLE
PROPERTY NAME          DEPRECIATION     ASSETS     ACQUISITION   LIVES-YEARS
- -------------          ------------  -----------  -------------  -----------
  NORTH CAROLINA
Brassfield               $      -     $  4,190         (1)              -
Copper Creek                1,396        6,105        1989        5-40 Years
Eastchase                   2,483        4,834        1986        5-40 Years
Falls                       4,009        8,146        1984        5-40 Years
Glen                          285        8,312        1980        5-40 Years
Pinehurst                     428       18,539      1967/1994     5-40 Years
The Overlook                   18        8,601      1985/1995     5-40 Years
The Park                        -        1,219         (1)              -
Turtle Creek I                201        5,735      1973/1981     5-40 Years
Turtle Creek II               238        6,151        1985        5-40 Years
  SOUTH CAROLINA
Westchase                   3,906        9,138        1986        5-40 Years
  TEXAS
Brookfield                  1,032        4,941      1986/1987     5-40 Years
Chesapeake                  2,660        6,589        1982        5-40 Years
Fairlane                    3,550        5,895        1980        5-40 Years
Highland Trace              1,010        3,959      1985/1987     5-40 Years
Highpoint                      68       26,659      1985/1995     5-40 Years
Los Rios                    1,325        9,578        1992        5-40 Years
Nob Hill                    2,269       12,662      1986/1987     5-40 Years
Stone Creek                   129       12,050        1995 (1)    5-40 Years
Stone Gate                      -       10,515         (1)              -
                         --------     --------
TOTAL MULTIFAMILY         115,225      487,813
RETAIL:
Southwood Mall              2,243        4,204      1981/1985     5-40 Years
Westgate Center             1,779        2,897        1978        3-40 Years
                         --------     --------
TOTAL RETAIL                4,022        7,101
OFFICE:
The Paragon                 6,126        5,464        1982        3-40 Years

Miscellaneous Assets        1,064        4,656      1994/1995        5 Years
                         --------     --------
TOTAL REAL ESTATE        $126,437     $505,034
                         --------     --------
                         --------     --------

(1) Construction still in process and/or property still in initial lease-up phase at December 31, 1995.

(2) These properties serve as collateral for the Pool A mortgage note payable obtained concurrent with the Initial Offering in the amount of $61,710.

(3) These properties serve as collateral for the Pool B mortgage notes payable obtained concurrent with the Initial Offering in the amount of $46,830.

(4) This property serves as collateral for the mortgage note payable insured by HUD assumed effective October 1, 1995 in the outstanding amount of $9,838 at December 31, 1995.

(5) These properties serve as collateral for mortgage notes payable obtained in December 1995 in the amount of $69,000.

(6) This property serves as collateral for the mortgage note payable obtained in December 1995 in the amount of $5,400.

(7) These properties serve as collateral for the bridge acquisition loans obtained in December 1995 in the outstanding amount of $28,180 at December 31, 1995.

(8) These properties serve as collateral for housing revenue bonds assumed at the Initial Offering in the outstanding amount of $19,244 at December 31, 1995.

(9) These properties serve as collateral for mortgage notes payable assumed at the Initial Offering in the outstanding amount of $38,744 at December 31, 1995.

(10) A portion of these assets with a net book value at December 31, 1995 of $92 serve as collateral for two equipment loans in the outstanding amount of $54 at December 31, 1995.

(11) These properties serve as collateral for the line of credit facility in the outstanding amount of $14,500 at December 31, 1995.

PARAGON GROUP INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
- -----------------------------------------------------------------------------
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS)

     A summary of activity for real estate and accumulated depreciation is as follows:

                                                     DECEMBER 31,
                                          ----------------------------------
                                                        1994,
                                            1995     AS RESTATED      1993
                                          --------   -----------    --------
Real Estate:
  Balance at beginning of year..........  $513,761     $361,554     $357,629
  Additions and basis adjustments.......   117,753      204,311        4,279
  Disposition of property...............       (43)     (52,104)(1)     (354)
                                          --------     --------     --------
  Balance at end of year................  $631,471     $513,761     $361,554
                                          --------     --------     --------
                                          --------     --------     --------
Accumulated Depreciation:
  Balance at beginning of year..........  $101,984     $116,031     $104,969
  Depreciation and basis adjustments....    24,462 (2)   12,926       11,201
  Disposition of property...............        (9)     (26,973)(1)     (139)
                                          --------     --------     --------
  Balance at end of year................  $126,437     $101,984     $116,031
                                          --------     --------     --------
                                          --------     --------     --------

(1) Represents the non-cash effect of the elimination of the historical basis of certain assets purchased for cash and adjustments resulting from the transfer of the property management, leasing, construction and development businesses of the Predecessors to PGPSI pursuant to the formation of the Company on July 27, 1994.

(2) Includes an $8,280 adjustment to accumulated depreciation related to the acquisition of a partnership interest (Spanish Trace) for Units.

     Depreciation and amortization in buildings and improvements reflected in the statements of operations are calculated on a straight-line basis over the estimated useful lives of the properties (buildings and related land improvements - 10 to 40 years; furniture, fixtures and equipment - three to 10 years; and tenant improvements - over the life of the related tenant lease). With respect to the apartment properties, the Company capitalizes floor and window coverings and depreciates such items over five years; appliances and heating, ventilating and air conditioning equipment are capitalized and depreciated over ten years.

     As of December 31, 1995 and 1994, the aggregate cost for federal income tax purposes was approximately $532,000 and $414,000, respectively.