Form 10-Q
period 1996-06-30
PARAGON GROUP INC
filed 1996-08-14
CIK 921744

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION


                                Washington D.C. 20549


                                      FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               for the quarterly period ended June 30, 1996
                                  OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                              ----------------        --------------------

Commission file number             1-13220
                                   -------
                             PARAGON GROUP, INC.
                             --------------------

                (Exact name of Registrant as specified in its charter)

         Maryland                                75-2540957
         --------                                ----------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

                  7557 Rambler Road, Suite 1200, Dallas, Texas 75231
                  --------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (214) 891-2000
                                    --------------
                 (Registrant's telephone number, including area code)

                                         N/A
           ----------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes....X.....No..........

                        APPLICABLE ONLY TO CORPORATE ISSUERS;

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  14,791,165   Shares of common stock, $.01 par value, as of August 14, 1996.
- --------------

                                 PARAGON GROUP, INC.
                                      FORM 10-Q

                                        INDEX
                                        -----

                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets of Paragon
           Group, Inc. as of June 30, 1996 and December 31, 1995 . . . . .  3

         Condensed Consolidated Statements of Operations of
           Paragon Group, Inc. for the three months and six
           months ended June 30, 1996 and 1995 . . . . . . . . . . . . . .  4

         Condensed Consolidated Statements of Cash Flows of
           Paragon Group, Inc. for the six months ended
           June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . .  5

         Notes to Condensed Consolidated Financial Statements  . . . . . .  6

    Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations  . . . . . . . . . . . . . . . . 11


Part II - OTHER INFORMATION

    Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 17

    Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . 17

    Item 3. Defaults on Senior Securities  . . . . . . . . . . . . . . . . 17

    Item 4. Submission of Matters to a Vote of Security Holders  . . . . . 17

    Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . 17

    Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                                 PARAGON GROUP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                      JUNE 30,      DECEMBER 31,
                                                        1996            1995
                                                     ------------  -------------
                                                     (UNAUDITED)
                                     ASSETS

Real estate assets:
  Land                                               $  83,438      $  86,602
  Buildings and improvements                           486,032        516,925
                                                     -----------    -----------
                                                       569,470        603,527
  Less:  Accumulated depreciation                     (124,827)      (126,437)
                                                     -----------    -----------
     Operating real estate assets                      444,643        477,090
  Construction in process                               22,283         27,944
  Real estate held for sale                             11,154              -
                                                     -----------    -----------
     Net real estate assets                            478,080        505,034
Cash and cash equivalents                                3,990          6,583
Restricted cash                                          4,448          3,909
Accounts receivable, including amounts
  due from affiliates of $589 and $1,424,
  respectively in 1996 and 1995                          2,669          4,716
Receivable from sale of commercial
  property services business                            18,072              -
Advances to affiliates                                     823            186
Investment in ventures                                  15,417          7,401
Note receivable from venture                             2,406              -
Deferred charges, net                                    6,247          9,254
Other assets                                             2,318          2,528
                                                     -----------    -----------
     Total assets                                   $  534,470     $  539,611
                                                     -----------    -----------
                                                     -----------    -----------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                       $  289,455     $  293,780
Accounts payable and accrued liabilities,
  including amounts due to affiliates of $50
  in 1996                                               17,613         17,155
Deferred gain on sale of commercial property
  services business                                      1,100              -
                                                     -----------    -----------
     Total liabilities                                 308,168        310,935
                                                     -----------    -----------

Minority interests                                      49,255         50,210
                                                     -----------    -----------
Stockholders' equity:
  Common stock $.01 par value, authorized
     100,000,000 shares, issued 14,791,165 shares          148            148
  Additional paid-in capital                           204,617        204,537
  Unamortized employee restricted stock
     compensation                                       (1,647)        (4,085)
  Accumulated deficit                                  (24,371)       (21,236)
                                                     -----------    -----------
                                                       178,747        179,364
  Less: Cost of 80,022 treasury shares
     (42,266 in 1995)                                   (1,700)          (898)
                                                     -----------    -----------
     Total stockholders' equity                        177,047        178,466
                                                     -----------    -----------
     Total liabilities and stockholders' equity     $  534,470     $  539,611
                                                     -----------    -----------
                                                     -----------    -----------

                               See accompanying notes.

                                 PARAGON GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                 ------------------------------ ------------------------------
                                                    1996      1995, AS RESTATED     1996     1995, AS RESTATED
                                                 ------------ ----------------- ------------ -----------------
Revenue
  Rental                                        $    22,083    $    19,739     $   44,975    $    38,681
  Property management services - third party            639          1,735          2,128          3,800
  Property management services - affiliates             744          1,112          1,774          2,069
  Leasing and other property services - third
     party                                            1,152          2,277          2,634          4,106
  Leasing and other property services -
     affiliates                                         408            446            776            750
  Interest income                                       120            163            255            242
  Other - properties                                    830            736          1,592          1,428
  Other - property services                             169             58            549            493
                                                 ------------   ------------    -----------   ------------
     Total revenue                                   26,145         26,266         54,683         51,569
                                                 ------------   ------------    -----------   ------------

Expenses
  Property operating expense                          7,164          6,270         14,233         11,948
  Real estate taxes and insurance                     2,509          2,335          5,306          4,595
  Depreciation and amortization                       4,748          4,221          9,859          8,304
  Property management, net of amounts
     reimbursed by affiliates of $28 and $20
     for the three months ended and $51 and $63
     for the six months ended June 30, 1996 and
     1995, respectively                               4,146          4,111          8,573          9,153
  Interest                                            5,375          4,078         11,001          7,963
  General and administrative - property services,
     net of amounts reimbursed by affiliates of
     $65 and $52 for the three months ended and
     $126 and $115 for the six months ended
     June 30, 1996 and 1995, respectively             1,302          1,467          2,873          2,876
  General and administrative - corporate                541            607            988          1,074
                                                 ------------   ------------   ------------   ------------
     Total expenses                                  25,785         23,089         52,833         45,913
                                                 ------------   ------------   ------------   ------------

Income before equity in income of ventures,
  impairment loss, gain on sale and minority
  interests                                             360          3,177          1,850          5,656
Equity in income of ventures                            332            199            564            294
Impairment loss on real estate held for sale         (1,143)             -         (1,143)             -
Gain on sale of commercial property
  services business                                  11,930              -         11,930              -
                                                 ------------   ------------    -----------   ------------

Income before minority interests                     11,479          3,376         13,201          5,950
Minority interests                                   (2,276)          (699)        (2,620)        (1,219)
                                                 ------------   ------------    -----------   ------------

     Net income                                 $     9,203    $     2,677     $   10,581    $     4,731
                                                 ------------   ------------    -----------   ------------
                                                 ------------   ------------    -----------   ------------

     Net income per share of common stock       $      0.62    $      0.18     $     0.72    $      0.32
                                                 ------------   ------------    -----------   ------------
                                                 ------------   ------------    -----------   ------------
     Weighted average common shares
       outstanding                               14,791,165     14,697,047     14,791,165     14,697,047
                                                 ------------   ------------    -----------   ------------
                                                 ------------   ------------    -----------   ------------




                               See accompanying notes.

                                 PARAGON GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                    ---------------------------
                                                      1996    1995, AS RESTATED
                                                    --------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  10,581         $ 4,731
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization                      9,859           8,304
     Amortization of deferred financing costs             803             740
     Amortization of employee restricted stock
       compensation                                       869             763
     Impairment loss on real eastate held for sale      1,143               -
     Gain on sale of commercial property services
       business                                       (11,930)              -
     Post-Measurement Date cash flow of commercial
       property services business                         167               -
     Minority interests in income                       2,620           1,219
  Changes in assets and liabilities:
     Increase in restricted cash                         (590)           (298)
     Decrease in accounts receivable                    2,194             514
     Increase in prepaid leasing costs                    (53)            (55)
     Increase in other assets                            (144)           (605)
     Increase in accounts payable and accrued
       liabilities                                      1,213           1,049
                                                     ----------       ---------
       Net cash provided by operating activities       16,732          16,362
                                                     ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate assets, net of payables    (26,544)        (21,940)
  Additions to investment in ventures                     (51)         (3,579)
  Payments of organization costs                            -             (23)
  Distributions received from ventures                  6,654             436
  Increase in note receivable from venture             (2,406)              -
                                                     ----------       ---------
       Net cash used in investing activities          (22,347)        (25,106)
                                                     ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                           (13,716)        (13,639)
  Distributions to minority interests                  (3,595)         (3,556)
  Payments of deferred financing costs                    (85)           (101)
  Proceeds from notes payable                          37,700          25,000
  Payments on notes payable                           (16,242)            (91)
  Decrease (increase) in advances to affiliates        (1,040)          1,593
                                                     ----------       ---------
       Net cash provided by financing activities        3,022           9,206
                                                     ----------       ---------

Net increase (decrease) in cash and cash equivalents   (2,593)            462
Cash and cash equivalents, beginning of period          6,583           5,913
                                                     ----------       ---------
Cash and cash equivalents, end of period            $   3,990        $  6,375
                                                     ----------       ---------
                                                     ----------       ---------

                               See accompanying notes.

                                 PARAGON GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   ORGANIZATION AND FORMATION OF THE COMPANY

        Paragon Group, Inc. (together with its subsidiaries, the "Company") qualifies as a real estate investment trust ("REIT") for Federal Income tax purposes and was incorporated in the state of Maryland on March 23, 1994 to continue the operations of certain entities involved in management, leasing, construction, development and ownership of real estate assets (collectively the "Predecessors"). On July 27, 1994, the Company completed an initial public offering (the "Initial Offering") of 13,000,000 shares of common stock (including 1,000,000 shares issued upon exercise of the underwriters' over-allotment option), a sale of 695,000 shares of common stock to the sponsors (the "Private Placement") and a business combination with the Predecessors. Additionally, in August 1994, the Company issued 324,400 shares of common stock for use in the Employee Restricted Stock Plan.

        Upon completion of the Initial Offering, the Company, through its wholly-owned subsidiary, Paragon Group LP Holdings, Inc., acquired a 79.1% limited partner interest in Paragon Group L.P. (the "Operating Partnership"). The Operating Partnership succeeded to substantially all of the interests of the Predecessors and certain others in certain properties. The Company, through its wholly-owned subsidiary, Paragon Group GP Holdings, Inc., is the sole general partner and the holder of a 1% interest in the Operating Partnership. In consideration for the sale of certain properties and partnership interests, certain owners of the Predecessors, including affiliates of the Company, elected to receive limited partnership units ("Units") in the Operating Partnership. The Units received by such owners at formation represented an approximate 19.9% equity interest in the Operating Partnership. At June 30, 1996, the Company's ownership interest in the Operating Partnership was 80.1%.

        Subsequent to the business combination and prior to June 30, 1996, the Company's management, leasing, construction and development businesses were conducted through Paragon Group Property Services, Inc. ("PGPSI"). The Company, through the Operating Partnership, owned 100% of the non-voting stock and 1% of the voting stock of PGPSI (collectively representing 99% of the total equity). As discussed in Note 4, effective June 30, 1996, the Company sold its interest in PGPSI (after spin-off of the residential property services business) and formed Paragon Residential Property Services, Inc. ("PRSI") to conduct the Company's residential property services business in the future. The Company has a 95% economic interest in PRSI through ownership of 100% of the nonvoting common stock and 1% of the voting stock. The remaining 99% of the voting stock, which represents a 5% economic interest, is owned by a partnership controlled by certain current and former executive officers of the Company.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1995 audited financial statements and notes thereto included in the Paragon Group, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

                                 PARAGON GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        The accompanying condensed consolidated financial statements include the accounts of the Company, Paragon Group GP Holdings, Inc., Paragon Group LP Holdings, Inc., Paragon Group L.P., PGPSI (through the date of sale), Paragon Residential Services, Inc., 9 wholly-owned partnerships and limited liability companies, and partnerships owning 13 properties where the Company, through the Operating Partnership, has a controlling interest.
     All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company, subsequent to the business combination on July 27, 1994 and through the third quarter of 1995, accounted for its investment in PGPSI under the cost method consistent with prior regulatory direction. However, in September 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus in EITF 95-6 "ACCOUNTING BY A REAL ESTATE INVESTMENT TRUST FOR AN INVESTMENT IN A SERVICE CORPORATION" that the cost method of accounting for such investments was not appropriate and, based upon the specific facts and circumstances, either the equity method or consolidation accounting should be used. As a result, in the fourth quarter of 1995 the Company changed its method of accounting for PGPSI from the cost method to consolidation of the financial position and results of operations of PGPSI in the Company's consolidated financial statements. Accordingly, the accompanying condensed consolidated financial statements for the three months and six months ended June 30, 1995 have been restated to consolidate PGPSI. The effect of the restatement was to decrease stockholders' equity at June 30, 1995 by $20,782, to decrease net income for the three months and six months ended June 30, 1995 by $229 and $1,118, respectively, and to decrease net income per share for the three months and six months ended June 30, 1995 by $.02 and $.08, respectively.

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

3.   REAL ESTATE INVESTMENTS

     REAL ESTATE

        As of June 30, 1996, the Company, through the Operating Partnership, controls either through direct ownership or in some instances through an investment in a partnership or a limited liability company, 57 multifamily properties and four commercial properties in Florida, Kentucky, Missouri, North Carolina, South Carolina and Texas. The Company, through the Operating Partnership, also owns an interest in a venture formed April 1, 1996 which owns 3 multifamily properties that were previously wholly-owned by the Company. In addition, the Company, through the Operating Partnership, owns a minority interest in two ventures which own three office properties containing 724,470 square feet; one in Missouri and two in suburban Washington, D.C.

        At June 30, 1996, the 57 multifamily properties include 53 operating properties containing 14,406 apartment units and four properties under development for which 1,068 units are planned. Two of the operating properties containing 516 units are in the initial lease-up phase. The four commercial properties include two retail properties containing 172,884 square feet, one office property containing 102,486 square feet and one office/warehouse property under development which, when completed, will contain 108,600 square feet. The three multifamily properties owned by the venture formed April 1, 1996 include two operating properties containing 928 apartment units and one property under development for which 336 units are planned.

                                 PARAGON GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     ACQUISITION AND DEVELOPMENT ACTIVITIES

        On January 29, 1996, the Company, through PGPSI, acquired a 5.15 acre tract of land in suburban Dallas, Texas. Construction activities commenced immediately on the Post and Paddock office/warehouse development which, when completed, will contain 108,600 square feet. The Company expects to sell this development once completed.

        In February 1996, the Company completed construction of the Heron Pointe apartments in Tampa, Florida. Heron Pointe contains 276 apartment units and was completed at a total cost of $13,420.

     DISPOSITION ACTIVITIES

        As a result of the sale of its commercial property services business discussed in Note 4, the Company intends to dispose of its four wholly-owned commercial properties. The Post and Paddock office/warehouse property is currently under development and is expected to be sold after completion. The three operating properties (The Paragon, Southwood Mall and Westgate Shopping Center) are classified as held for sale at June 30, 1996. In accordance with Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS", properties held for sale are to be carried at the lower of the carrying amount or estimated fair value less selling costs. Accordingly, for the three months ended June 30, 1996, the Company recognized an impairment adjustment of $1,143, all of which related to Southwood Mall. The Company expects to sell the remaining commercial properties at prices in excess of carrying amounts.

     JOINT VENTURE ACTIVITIES

        On April 1, 1996, the Company entered into a joint venture ("Paradim") with Careit Investments Limited Partnership ("Careit"), an affiliate of Caisse de depot et placement du Quebec, to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates. The Company and Careit each have committed up to $22,500 for investment in Paradim, which will be operated so as to permit its qualification as a REIT for Federal income tax purposes. The Company and Careit each effectively own an approximate 45% interest and a number of private investors own the remaining 10% interest in the joint venture. In connection with the formation of Paradim, the Company effectively contributed its interest in three properties (Overlook, formerly known as The Phoenix, a 220-unit multifamily residential complex in Charlotte, North Carolina; Highpoint, a 708-unit multifamily residential complex in Dallas, Texas; and Brassfield Park, a 336-unit multifamily residential complex under development in Greensboro, North Carolina) and Careit contributed $7,926 in cash. At formation, the Company also received a distribution of approximately $6,618, which was used to repay existing indebtedness under the line of credit. The Company recorded the initial contribution of these properties at their net carrying value on April 1, 1996, which was approximately $14,726 (net book value of $40,376 subject to existing indebtedness of $25,650), and is accounting for its investment in Paradim using the equity method of accounting. As of June 30, 1996, the Company's net investment in Paradim was approximately $8,135. Additional investments by Paragon and Careit will be made from time to time when and if additional property acquisition or development opportunities are approved.

4.   PROPERTY SERVICES

       Subsequent to the business combination through June 30, 1996, the Company's management, leasing, construction and development businesses were conducted through PGPSI. PGPSI provided residential and commercial property services to the Company, affiliates of the Company and unrelated third parties.

                                 PARAGON GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       In May 1996, the Company executed an agreement to sell its commercial property services business to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In order to accomplish the sale, PGPSI's residential property services business was transferred to PRSI. Immediately following the transfer, as of June 30, 1996, Insignia acquired all of the outstanding stock of PGPSI and a $12,432 note receivable from PGPSI held by the Company. The acquisition price includes initial cash consideration of $18,200 and two potential earn-out payments totaling up to $4,000 which are contingent upon PGPSI revenue meeting certain specified targets over the next three years. The earn-out payments may be reduced by as much as $2,900 in the event certain management contracts are terminated within a two year period after closing. In addition, the initial acquisition price may be reduced by up to $1,100 in the event the employment of certain employees of PGPSI is terminated within one year after closing or certain existing management contracts are terminated within a five-year period after closing.


       In connection with the sale, the Company received warrants to purchase up to 50,000 shares of Insignia Financial Group, Inc. stock at a price of $28.96 per share and Insignia received warrants to purchase 50,000 shares of the Company's stock at $18.25 per share and may receive warrants to purchase an additional 238,000 shares at $18.25 per share, depending on the termination of certain management contracts during the two-year period after closing.

       As a result of the sale, the Company recognized a gain of $11,930 which does not consider potential earn-out payments, the value of warrants issued or received, or $1,100 of the initial acquisition price which is contingent on future events. The contingent portion of the initial acquisition price and the earn-out payments, if any, will be recognized when earned.

       PRSI will continue the Company's residential property services business and will provide all residential property service functions previously provided by PGPSI, including property management, leasing, development, acquisition and disposition for its owned residential communities as well as for affiliated and third party residential owners. As of June 30, 1996, the Company, through PRSI, managed 82 multifamily residential communities located across the United States, totaling approximately 21,583 apartment units (of which 55 communities and 15,334 apartment units were for the Company, including two communities and 928 apartment units for Paradim).

5.   NOTES PAYABLE

        Mortgages payable consist of 29 loans at June 30, 1996, each of which is collateralized by properties included in real estate assets. At June 30, 1996, 23 of the loans ($223,234 principal amount) carry a fixed interest rate and provide for the monthly payment of interest only, and six loans ($21,921 principal amount) provide for monthly payments of principal and interest at a fixed rate. The fixed rate mortgages bear interest at rates ranging from 5.75% to 8.52% and mature at various dates through September 2028. During the three month and six month period ended June 30, 1996, $104 and $8,342, respectively, of principal was paid on existing mortgages.

        At June 30, 1996, $44,300 was outstanding under the line of credit which consists of five contracts, each of which is priced at interest rates ranging from 7.44% to 7.50% (based upon LIBOR plus 2.0%) and with repricing maturities ranging from July 1, 1996 through July 25, 1996. Borrowings under the line of credit are collateralized by specified properties.
     During the three month and six month period ended June 30, 1996, $16,500 and $37,700, respectively, of new borrowings were drawn under the line of credit and $7,900 of principal was repaid.

6.   RELATED PARTY TRANSACTIONS

        On January 3, 1996, the Company repaid $300 of debt, payable to affiliates, assumed in connection with the purchase of the Overlook Apartments. As partial settlement of the debt, the Company, through the Operating Partnership, issued 4,694 Units to an affiliate.

                                 PARAGON GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        The Company, through PRSI (and previously PGPSI), uses a centralized disbursement and receipt system whereby, for certain properties owned by the Company and other affiliated properties, all project deposits are transferred to a central operating account and all expenses and other disbursements are paid therefrom. In other cases, certain properties maintain a separate cash account for recording project receipts and disbursements; however, certain common operating expenses are paid through the centralized account and are subsequently reimbursed by the appropriate properties. Additionally, cash of PRSI (and previously PGPSI) is periodically transferred to the Operating Partnership for short term investment purposes.

        PRSI (and previously PGPSI) provides services to affiliated partnerships on a contractual basis. The related party fees and expenses for such services are reflected in the accompanying condensed consolidated financial statements.

7.   DIVIDENDS

        On February 27, 1996, the Company paid a dividend, with respect to the fourth quarter of 1995, of $.465 per share of common stock. Concurrent with the dividend payments, the Operating Partnership distributed $.465 per Unit.

        On May 17, 1996, the Company paid a dividend, with respect to the first quarter of 1996, of $.465 per share of common stock. Concurrent with the dividend payments, the Operating Partnership distributed $.465 per unit.

8.   SUBSEQUENT EVENTS

        On August 6, 1996, the Company declared a dividend, with respect to the second quarter of 1996, of $.465 per share of common stock, payable August 27, 1996 to holders of record on August 16, 1996. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit, payable August 27, 1996 to holders of record on August 16, 1996.

        Closing of the sale of PGPSI to Insignia occurred on July 2, 1996, at which time the Company received net proceeds from the sale of $18,072. Proceeds from the sale were used to reduce borrowings outstanding under the line of credit.

        On July 30, 1996 the Company entered into a contract to sell Southwood Mall, a 113,949 square foot shopping center located in Bradenton, Florida for $3,200. Closing of the sale is expected to occur on or about October 15, 1996. Proceeds from the sale will be used for reinvestment into multifamily acquisitions or to repay borrowings under the line of credit.

        On July 27, 1996, the Company executed a renewal and modification of its existing line of credit facility. Under the terms of the new agreement, the Company may borrow up to $85,000 including up to $50,000 related to development activities. The line of credit matures in July 1998, but may be extended through July 1999 at the Company's option. Borrowings under the line of credit are collateralized by specified operating properties and properties under development. The interest rate on the amounts outstanding under the line are based on, at the Company's election, either (i) the greater of the prime rate or the Federal Funds rate plus .50% or, (ii) the London Interbank Offer Rate ("LIBOR") plus 2.0% - 2.25%, depending on certain financial ratios concerning leverage and debt service coverage.

                   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is based primarily on, and should be read in conjunction with, the Condensed Consolidated Financial Statements of Paragon Group, Inc. and notes thereto appearing elsewhere in this report.


COMPANY ACTIVITIES

     On January 3, 1996, the Company, through the Operating Partnership, issued 4,694 Units to an affiliate in partial settlement of debt assumed in connection with the purchase of the Overlook Apartments.

     On January 29, 1996, the Company, through PGPSI, acquired a 5.15 acre tract of land in suburban Dallas, Texas. Construction activities commenced immediately on the Post and Paddock office/warehouse development which, when completed, will contain 108,600 square feet. The Company expects to sell this development once completed.

     On February 27, 1996, the Company paid a dividend, with respect to the fourth quarter of 1995, of $.465 per share of common stock. Concurrent with the dividend payments, the Operating Partnership distributed $.465 per Unit.

     On April 1, 1996, the Company entered into a joint venture ("Paradim") with Careit Investments Limited Partnership ("Careit"), an affiliate of Caisse de depot et placement du Quebec, to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates.
The Company and Careit each have committed up to $22.5 million for investment in Paradim, which will be operated so as to permit its qualification as a REIT for Federal income tax purposes. The Company and Careit each effectively own an approximate 45% interest and a number of private investors own the remaining
10% interest in the joint venture. In connection with the formation of Paradim, the Company effectively contributed its interest in three properties (Overlook, formerly known as The Phoenix, a 220-unit multifamily residential complex in Charlotte, North Carolina; Highpoint, a 708-unit multifamily residential complex in Dallas, Texas; and Brassfield Park, a 336-unit multifamily residential complex under development in Greensboro, North Carolina) and Careit contributed $7.9 million in cash. At formation, the Company also received a distribution of approximately $6.6 million, which was used to repay existing indebtedness under the line of credit. The Company recorded the initial contribution of these properties at their net carrying value on April 1, 1996, which was approximately $14.7 million (net book value of $40.3 million subject to existing indebtedness of $25.6 million) and is accounting for its investment in Paradim using the equity method of accounting. As of June 30, 1996, the Company's net investment in Paradim was approximately $8.1 million. Additional investments by Paragon and Careit will be made from time to time when and if additional property acquisition or development opportunities are approved.

     On May 17, 1996, the Company paid a dividend, with respect to the first quarter of 1996, of $.465 per share of common stock. Concurrent with the dividend payment, the Operating Partnership distributed $.465 per Unit.

     In May 1996, the Company executed an agreement to sell its commercial property services business to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In order to accomplish the sale, PGPSI's residential property services business was transferred to PRSI. Immediately following the transfer, as of June 30, 1996, Insignia acquired all of the outstanding stock of PGPSI and a $12.4 million note receivable from PGPSI held by the Company. The acquisition price includes initial cash consideration of $18.2 million and two potential earn-out payments totaling up to $4.0 million which are contingent upon PGPSI revenue meeting certain specified targets over the next three years. The earn-out payments may be reduced by as much as $2.9 million in the event certain management contracts are terminated within a two year period after closing. In addition, the initial acquisition price may be reduced by up to $1.1 million in the event that the employment of certain employees of PGPSI is terminated within one year after closing or certain existing management contracts are terminated within a five-year period after closing.

     In connection with the sale, the Company received warrants to purchase up to 50,000 shares of Insignia Financial Group, Inc. stock at a price of $28.96 per share and Insignia received warrants to purchase 50,000 shares of the Company's stock at $18.25 per share and may receive warrants to purchase an additional 238,000 shares at $18.25 per share, depending on the termination of certain management contracts during the two-year period after closing.

                   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On August 6, 1996, the Company declared a dividend, with respect to the second quarter of 1996, of $.465 per share of common stock, payable August 27, 1996 to holders of record on August 16, 1996. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit, payable August 27, 1996 to holders of record on August 16, 1996.

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

     The Company believes that the property services business has become increasingly competitive, and is likely to remain so for the foreseeable future, which could adversely impact future operating results. As a result of the sale of the commercial property services business, the Company has substantially reduced its dependence on such service oriented revenues. The Company intends to continue providing its full range of residential property services to existing clients and select potential clients where relational, operational or geographical efficiencies exist and will actively pursue opportunities which complement its current operations.

PRESENTATION

The gain on sale of the commercial property services business was determined in accordance with Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS", whereby the commercial property services net loss of $.8 million from the date (May 7, 1996) management committed to the disposal of the commercial property services business (the "Measurement Date") through the date of sale (June 30, 1996) was treated as a reduction of the gain on sale. Accordingly, a comparison of the results of operations for the three and six months ended June 30, 1996 and 1995 is affected by the exclusion of post-Measurement Date revenue and expenses in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Net income increased $6.5 million from the comparable period in 1995 principally as a result of the gain on sale of the commercial property services business of $11.9 million. Net income was also affected by a decrease in total revenue of $.1 million, and an increase in expenses of $2.7 million, an increase in equity in income of ventures of $.1 million, the impairment loss on real estate held for sale of $1.1 million and an increase in minority interests in income of $1.6 million.

     Rental income increased $2.3 million, or 11.9%, due to an increase of $.25 million in rental income on the 52 properties owned throughout both periods ("same community") and the addition of $2.09 million of income generated from the acquisition and development of additional apartment units. The 372 unit Spanish Trace Apartments and the 278 unit Schooner Bay Apartments acquired in 1995 contributed $1.05 million while the completion of units developed by the Company contributed $1.04 million. The balance of the 1,578 apartment units acquired in 1995 (the 708 unit Highpoint Apartments and the 220 unit Overlook Apartments) were contributed to Paradim on April 1, 1996. The results of operations of the Paradim properties are included in equity in income of ventures. On a same community basis, average monthly base revenue per leased apartment unit increased $6, or 1.2%, from $508 to $514 from June 30, 1995 to June 30, 1996, respectively. The Company believes that the increase in rental income per occupied apartment unit was achieved primarily as a result of the implementation of select rental increases allowed by improved economic conditions in certain of the Company's markets. Average occupancy for those residential properties increased from 93.8% to 94.0% from June 30, 1995 to June 30, 1996, respectively.

                   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Property management income decreased $1.5 million, or 51.4%. Leasing and other property services income decreased $1.2 million, or 42.7%. The decreases were due to the exclusion of post-Measurement Date revenue for the commercial property services business as well as terminated management contracts that were not replaced, reduced rates charged for management services on third-party contracts and to reduced transaction volume on which management, leasing and other property services' fees are earned.

     Property operating expenses and real estate taxes and insurance increased $1.1 million, or 12.4%, due to the acquisition and development of additional apartment units. The apartment units acquired in 1995 accounted for $.5 million of the increase while the completion of units developed by the Company accounted for $.6 million.

     Depreciation and amortization expense increased $.5 million, or 12.5%, due principally to the acquisition and development of additional apartment units off-set by the exclusion of post-Measurement Date depreciation and amortization for the commercial property services business.

     Property management expenses remained relatively stable as the decrease resulting from the exclusion of post-Measurement Date expenses of the commercial property services business was off-set by additional personnel compensation primarily attributable to the commercial operation.


     Interest expense increased $1.3 million, or 31.8%, due to an increase in operating debt principally associated with the acquisition and development of additional apartment units.

     General and administrative - property services decreased $.2 million, or 11.2%, due to the exclusion of post-Measurement Date expenses of the commercial property services business off-set by additional consulting and implementation expenses associated with the Company's new financial reporting and information system. General and administrative - corporate decreased $.1 million, or 10.9%.

     Equity in income of ventures increased $.1 million, or 66.8%, due to an increase in income from the Company's commercial ventures and an increase resulting from the Company's investment in Paradim on April 1, 1996.

     During the three months ended June 30, 1996, the Company recognized a gain on sale of $11.9 million from the sale of its commercial property services business. Additionally, the Company began marketing for sale its wholly-owned commercial properties (The Paragon, Southwood Mall and Westgate Shopping Center). As a result, the Company recognized an impairment loss of $1.1 million to record the assets at the lower of carrying amount and estimated fair value less costs to sell. All of the loss was attributable to Southwood Mall. The Company expects to sell the remaining commercial properties at prices in excess of carrying amounts.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Net income increased $5.9 million from the comparable period in 1995 principally as a result of the gain on sale of the commercial property services business of $11.9 million. Net income was also affected by an increase in total revenue of $3.1 million, and increase in expenses of $6.9 million, an increase in equity in income of ventures of $.3 million, an increase in impairment loss on real estate held for sale of $1.1 million and an increase in minority interests in income of $1.4 million.

     Rental income increased $6.3 million, or 16.3%, due to an increase of $.94 million in rental income on the 52 same community properties owned throughout both periods and the addition of $5.36 million of income generated from the acquisition and development of additional apartment units. The apartment units acquired in 1995 contributed $3.55 million while the completion of units developed by the Company contributed $1.81 million. Of the 1,578 apartment units acquired in 1995, 650 units (the 372 unit Spanish Trace Apartments and the 278 unit Schooner Bay Apartments) were owned for the full six month period and contributed $2.11 million. The balance of the apartment units acquired in 1995 (the 708 unit Highpoint Apartments and the 220 unit Overlook Apartments) were contributed to Paradim on April 1, 1996. The rental revenue contribution of these units for the first three months of 1996 was $1.44 million. On a same community basis, average monthly base revenue per leased apartment unit increased $6, or 1.2%, from $508 to $514 from June 30, 1995 to June 30, 1996, respectively. The Company believes that the increase in rental income per

                   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

occupied apartment unit was achieved primarily as a result of the implementation of select rental increases allowed by improved economic conditions in certain of the Company's markets. Average occupancy for those residential properties increased from 93.8% to 94.0% from June 30, 1995 to June 30, 1996, respectively.

     Property management income decreased $2.0 million, or 33.5%. Leasing and other property services income decreased $1.4 million, or 29.8%. The decreases were due to the exclusion of post-Measurement Date revenue for the commercial property services business as well as terminated management contracts that were not replaced, reduced rates charged for management services on third-party contracts and to reduced transaction volume on which management, leasing and other property services' fees are earned.

     Property operating expenses and real estate taxes and insurance increased $3.0 million, or 18.1%, due to an increase of $.4 million, or 2.6%, in expenses for same community properties and an increase of $2.6 million resulting from the acquisition and development of additional apartment units. The apartment units acquired in 1995 accounted for $1.6 million of the increase while the completion of units developed by the Company accounted for $1.0 million. The increase in expenses associated with same community properties of $.4 million was principally attributable to increases in repair and maintenance and other operating expenses on certain of those properties.

     Depreciation and amortization expense increased $1.6 million, or 18.7%, due principally to the acquisition and development of additional apartment units off-set by the exclusion of post-Measurement Date depreciation and amortization for the commercial property services business.

     Property management expenses decreased $.6 million, or 6.3%, resulting from the exclusion of post-Measurement Date expenses of the commercial property services business, off-set by additional personnel compensation primarily attributable to the commercial operation.

     Interest expense increased $3.0 million, or 38.2%, due to an increase in operating debt principally associated with the acquisition and development of additional apartment units.

     General and administrative - property services remained relatively stable as the decrease due to the exclusion of post-Measurement Date expenses of the commercial property services business was offset by additional consulting and implementation expenses associated with the Company's new financial reporting and information system. General and administrative - corporate decreased
$.1 million, or 8.0%.

     Equity in income of ventures increased $.3 million, or 91.8%, due to an increase of $.2 million in income from the Company's commercial ventures and an increase of $.1 million resulting from the acquisition of the Company's investment in Paradim on April 1, 1996.

     During the three months ended June 30, 1996, the Company recognized a gain on sale of $11.9 million from the sale of its commercial property services business. Additionally, the Company began marketing for sale its wholly-owned commercial properties (The Paragon, Southwood Mall and Westgate Shopping Center). As a result, the Company recognized an impairment loss of $1.1 million to record the assets at the lower of carrying amount and estimated fair value less costs to sell. All of the loss was attributable to Southwood Mall. The Company expects to sell the remaining commercial properties at prices in excess of carrying amounts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total debt decreased from $293.8 million at December 31, 1995 to $289.5 million at June 30, 1996. During the three months and six months ended June 30, 1996, $.1 million and $8.3 million, respectively, of principal was paid on existing mortgages and $16.5 million and $37.7 million, respectively, was borrowed under the Company's line of credit. The Company repaid $7.9 million of principal on the line of credit during the three and six months ended June 30, 1996. The borrowings under the line of credit were used to fund development activity and to repay $7.9 million of debt (included in the $8.3 million of principal paid on existing mortgages) associated with the purchase of the 278 unit Schooner Bay apartments in December 1995. Mortgages payable consisted of 29 loans ($245.2 million principal amount) at June 30, 1996 at fixed interest rates ranging from 5.75% to 8.52%. At June 30, 1996, $44.3 million was outstanding under the line of credit which consisted of five contracts priced at interest rates

                   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ranging from 7.44% to 7.50% (based upon LIBOR plus 2.0%) and with repricing maturities ranging from July 1, 1996 through July 25, 1996.

     On July 27, 1996, the Company executed a renewal and modification of its existing line of credit facility. Under the terms of the new agreement, the Company may borrow up to $85.0 million including up to $50.0 million related to development activities. The line of credit matures in July 1998, but may be extended through July 1999 at the Company's option. Borrowings under the line of credit are collateralized by specified operating properties and properties under development. The interest rate on the amounts outstanding under the line are based on, at the Company's election, either (i) the greater of the prime rate or the Federal Funds rate plus .50% or, (ii) the London Interbank Offer Rate ("LIBOR") plus 2.0% - 2.25%, depending on certain financial ratios concerning leverage and debt service coverage. At August 12, 1996, $28.0 million was outstanding under the line of credit in four separate contracts. The weighted average interest rate under these contracts was 7.54%.

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

     During the three months and six months ended June 30, 1996, the Company incurred a per unit average of $215 and $347, respectively, for normalized and revenue enhancing capital expenditures. Included in these per unit averages are $89 and $139, respectively, representing 1996 revenue enhancing capital expenditures on same community properties. The Company implemented a program beginning in late 1995 to upgrade selected properties which it believed would generate the best long term yields as a result of incremental capital investment. Properties were generally selected due to locational and submarket outlook and the property's competitive position in the submarket. This "repositioning" plan encompasses 39 of the Company's 60 multifamily properties (including 3 properties owned by Paradim) and is expected to be completed in the first quarter of 1997.

     Also included in the per unit averages are $.40 and $.64 million, respectively, of deferred maintenance and property repositioning expenditures on four properties purchased in December 1995. These costs represent a portion of $2.6 million originally contemplated to be spent on these properties when they were underwritten for purchase by the Company.

     After taking into consideration these factors, the "normalized" capital expenditures on the properties averaged $97 and $164 per unit, respectively. The Company expects to expend annually an average of approximately $275 per apartment unit through 1999 for the residential properties. This amount is expected to be funded from Company operations, existing cash balances, and borrowings under the line of credit.

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

                   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FUNDS FROM OPERATIONS

     Funds from Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO, should be disregarded in its calculation. Management generally considers FFO to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent cash flows from operating activities as defined by GAAP, should not be considered as an alternative to net income as an indicator of the Company's operating performance and is not indicative of cash available to fund all cash flow needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

     Consistent with the interpretive guidance by NAREIT, beginning with the quarter ended March 31, 1996, the Company changed its method of calculating FFO. The change primarily results in the Company no longer adding back certain non-cash and non-real estate depreciation and amortization charges to net income in determining FFO. The impact of the change was a reduction in FFO of approximately $718 and $601, respectively, for the three months ended June 30, 1996 and June 30, 1995. The following table represents the Company's calculation of FFO for the three months ended June 30, 1996 and June 30, 1995, as restated (dollars in thousands):

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                                     --------
                                                                                               1995,
                                                                                 1996      AS RESTATED
                                                                                 ----      -----------
Net income                                                                   $  9,203       $  2,677
Add:
   Minority interests in income                                                 2,276            699
   Real estate depreciation/amortization                                        4,204          3,703
   Real estate depreciation/amortization from unconsolidated ventures             241            133
   Amortization of management and leasing contracts                               261            280
   Grants/amortization of employee restricted stock                               727            444
   Other cash reorganization expenses                                               -            200
   Impairment loss on real estate held for sale                                 1,143              -
   Post-Measurement Date FFO from commercial property services business           674              -
Less:
   Minority interests in cash flow                                                (51)           (81)
   Gain on sale of commercial property services business                      (11,930)             -
                                                                             ---------      ---------

      Funds from Operations                                                  $  6,748       $  8,055
                                                                             ---------      ---------
                                                                             ---------      ---------
Supplemental information:
   Adjustment for straight-lining of rents                                   $    (17)      $    (12)
                                                                             ---------      ---------
                                                                             ---------      ---------


                             PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

        An annual meeting of stockholders of the Company was held on May 17, 1996. At the annual meeting, two matters were submitted to a vote of the stockholders:

     1. The following persons, who received the votes set forth opposite their names, were duly elected as directors to serve until the annual meeting of stockholders in 1998 or 1999, as applicable or until their respective successors shall have been elected and qualified, each having received at least a plurality of the votes cast:

                                                               Withheld
                   Nominess            Votes Cast for      Authority to Vote
                   --------            --------------      -----------------

               Robert H. Gidel           12,899,511             50,197
               Lewis A. Levey            12,891,610             58,098
               Richard J. Haayen         12,890,797             58,911
               Douglas D. Hawthorne      12,900,111             49,597


     2. A total of 12,875,544 votes were cast in favor of the ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996, with 33,458 votes cast against such proposal and 40,706 votes abstaining.

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibit - none
         (b) A Current Report on Form 8-K dated June 3, 1996 and reporting under Items 5 and 7 thereunder was filed with the Securities and Exchange Commission on June 4, 1996. No financial statements were filed as part of this Form 8-K.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  PARAGON GROUP, INC.


                                   /s/ Thomas D. Ferguson
                                  --------------------------------------------
                                  Thomas D. Ferguson, Chief Financial Officer
                                     and Senior Vice President
                                  (principal financial officer)



                                   /s/ J.C. Lowenberg, III
                                  --------------------------------------------
                                  J.C. Lowenberg III, Senior Vice President
                                     and Assistant Secretary
                                  (principal accounting officer)



Date:  August 14, 1996