Form 10-Q
period 1996-09-30
PARAGON GROUP INC
filed 1996-11-14
CIK 921744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             for the quarterly period ended September 30, 1996
                                    OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________


Commission file number           1-13220
                            PARAGON GROUP, INC.
                            -------------------
          (Exact name of Registrant as specified in its charter)

              MARYLAND                          75-2540957
  ---------------------------------   ----------------------------------
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

                                    N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

  14,791,165 Shares of common stock, $.01 par value, as of November 14, 1996.
  ----------

                            PARAGON GROUP, INC.
                                  FORM 10-Q

                                    INDEX


                                                                 Page
                                                                 ----
Part I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets of Paragon Group, Inc.
      as of September 30, 1996 and December 31, 1995 . . . . . .   3

    Condensed Consolidated Statements of Operations of Paragon
      Group, Inc. for the three months and nine months ended
      September 30, 1996 and 1995  . . . . . . . . . . . . . . .   4

    Condensed Consolidated Statements of Cash Flows of Paragon
      Group, Inc. for the nine months ended September 30, 1996
      and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .   5

    Notes to Condensed Consolidated Financial Statements . . . .   6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . .  12


Part II - OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .  22

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . .  22

  Item 3. Defaults on Senior Securities. . . . . . . . . . . . .  22

  Item 4. Submission of Matters to a Vote of Security Holders. .  22

  Item 5. Other Information. . . . . . . . . . . . . . . . . . .  22

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .  22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                               PARAGON GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
                                                       (UNAUDITED)
                                     ASSETS

Real estate assets:
  Land                                                    $  78,075  $  86,602
  Buildings and improvements                                477,541    516,925
                                                          ---------   ---------
                                                            555,616    603,527
  Less:  Accumulated depreciation                          (123,486)  (126,437)
                                                          ---------   ---------
    Operating real estate assets                            432,130    477,090
  Construction in process                                    17,720     27,944
  Real estate held for sale                                  36,932         --
                                                          ---------   ---------
    Net real estate assets                                  486,782    505,034
Cash and cash equivalents                                     3,787      6,583
Restricted cash                                               4,762      3,909
Accounts receivable, including amounts
  due from affiliates of $758 and $1,424,
  respectively in 1996 and 1995                               2,287      4,716
Advances to affiliates                                        1,355        186
Investment in ventures                                       15,151      7,401
Note receivable from venture                                  6,754         --
Deferred charges, net                                         6,033      9,254
Other assets                                                  2,614      2,528
                                                          ---------   ---------
    Total assets                                          $ 529,525  $ 539,611
                                                          ---------   ---------
                                                          ---------   ---------
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                             $ 287,648  $ 293,780
Accounts payable and accrued liabilities,
  including amounts due to affiliates
  of $18 in 1996                                             21,450     17,155
Deferred gain on sale of commercial
  property services business                                  1,100         --
                                                          ---------   ---------
    Total liabilities                                       310,198    310,935
                                                          ---------   ---------
Minority interests                                           47,761     50,210
                                                          ---------   ---------
Stockholders' equity:
  Common stock $.01 par value, authorized
    100,000,000 shares, issued 14,791,165 shares                148        148
  Additional paid-in capital                                204,617    204,537
  Unamortized employee restricted stock compensation         (1,332)    (4,085)
  Accumulated deficit                                       (30,072)   (21,236)
                                                          ---------   ---------
                                                            173,361    179,364
  Less: Cost of 84,486 treasury shares (42,266 in 1995)     (1,795)       (898)
                                                          ---------   ---------
    Total stockholders' equity                              171,566    178,466
                                                          ---------   ---------
    Total liabilities and stockholders' equity            $ 529,525   $ 539,611
                                                          ---------   ---------
                                                          ---------   ---------

                              See accompanying notes.

                               PARAGON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -------------------------     -------------------------
                                                               1996          1995,           1996          1995,
                                                                          AS RESTATED                   AS RESTATED
                                                            ----------    -----------     ----------    -----------
REVENUE
  Rental                                                    $   22,953     $   20,418     $   67,928     $   59,099
  Property management services - third party                       149          1,490          2,277          5,290
  Property management services - affiliates                        423          1,201          2,197          3,270
  Leasing and other property services - third party                  -          2,222          2,634          6,328
  Leasing and other property services - affiliates                 392            503          1,168          1,253
  Interest income                                                  230            123            485            365
  Other - properties                                               870            712          2,462          2,140
  Other - property services                                        185            228            734            721
                                                            ----------     ----------     ----------     ----------
    Total revenue                                               25,202         26,897         79,885         78,466
                                                            ----------     ----------     ----------     ----------

EXPENSES
  Property operating and maintenance expense                     7,649          6,496         21,882         18,444
  Real estate taxes and insurance                                2,536          2,196          7,842          6,791
  Depreciation and amortization                                  4,747          4,355         14,606         12,659
  Property management, net of amounts reimbursed by
    affiliates of $18 and $20 for the three months ended
    and $69 and $83 for the nine months ended
    September 30, 1996 and 1995, respectively                    2,152          4,295         10,725         13,448
  Interest                                                       5,378          4,196         16,379         12,159
  General and administrative - property services, net of
    amounts reimbursed by affiliates of $27 and $86 for the
    three months ended and $153 and $201 for the nine months
    ended September 30, 1996 and 1995, respectively              1,035          1,182          3,908          4,058
  General and administrative - corporate                           512            454          1,500          1,528
                                                            ----------     ----------     ----------     ----------
    Total expenses                                              24,009         23,174         76,842         69,087
                                                            ----------     ----------     ----------     ----------

Income before equity in income of ventures, impairment loss,
  gain on sale and minority interests                            1,193          3,723          3,043          9,379
Equity in income of ventures                                       162            174            726            468
Impairment loss on real estate held for sale                         -              -         (1,143)             -
Gain on sale of commercial property services business                -              -         11,930              -
                                                            ----------     ----------     ----------     ----------
Income before minority interests                                 1,355          3,897         14,556          9,847
Minority interests                                                (218)          (806)        (2,838)        (2,025)
                                                            ----------     ----------     ----------     ----------

    Net income                                              $    1,137     $    3,091     $   11,718     $    7,822
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

    Net income per share of common stock                    $     0.08     $     0.21     $     0.79     $     0.53
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

    Weighted average common shares outstanding              14,791,165     14,697,047     14,791,165     14,697,047
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

                           See accompanying notes.

                               PARAGON GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                1996          1995,
                                                                           AS RESTATED
                                                              --------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 11,718       $  7,822
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                               14,606         12,659
    Amortization of deferred financing costs                     1,203          1,135
    Amortization of employee restricted stock compensation       1,089          1,053
    Impairment loss on real estate held for sale                 1,143              -
    Gain on sale of commercial property services business      (11,930)             -
    Post-Measurement Date cash flow of commercial
      property services business                                   167              -
    Minority interests in income                                 2,838          2,025
  Changes in assets and liabilities:
    Increase in restricted cash                                   (904)          (494)
    Decrease in accounts receivable                              2,411            184
    Increase in prepaid leasing costs                              (56)           (57)
    Increase in other assets                                      (127)        (1,028)
    Increase in accounts payable and accrued liabilities         2,906          5,630
                                                              --------       --------
      Net cash provided by operating activities                 25,064         28,929
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate assets, net of payables             (37,260)       (38,896)
  Additions to investment in ventures                              (75)        (3,582)
  Payments of organization costs                                     -            (23)
  Distributions received from ventures                           6,942            529
  Increase in note receivable from venture                      (6,754)             -
  Proceeds from sale of commercial property services
    business, net of selling costs of $781                      17,456              -
                                                              --------       --------
      Net cash used in investing activities                    (19,691)       (41,972)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                                    (20,554)       (20,455)
  Distributions to minority interests                           (5,307)        (5,304)
  Payments of deferred financing costs                            (387)          (211)
  Proceeds from notes payable                                   58,100         40,000
  Payments on notes payable                                    (38,449)        (3,603)
  Decrease (increase) in advances to affiliates                 (1,572)         1,036
                                                              --------       --------
      Net cash provided by (used in) financing activities       (8,169)        11,463
                                                              --------       --------

Net decrease in cash and cash equivalents                       (2,796)        (1,580)
Cash and cash equivalents, beginning of period                   6,583          5,913
                                                              --------       --------
Cash and cash equivalents, end of period                      $  3,787       $  4,333
                                                              --------       --------
                                                              --------       --------

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

   Upon completion of the Initial Offering, the Company, through its wholly-owned subsidiary, Paragon Group LP Holdings, Inc., acquired a 79.1% limited partner interest in Paragon Group L.P. (the "Operating Partnership"). The Operating Partnership succeeded to substantially all of the interests of the Predecessors and certain others in certain properties. The Company, through its wholly-owned subsidiary, Paragon Group GP Holdings, Inc., is the sole general partner and the holder of a 1% interest in the Operating Partnership. In consideration for the sale of certain properties and partnership interests, certain owners of the Predecessors, including affiliates of the Company, elected to receive limited partnership units ("Units") in the Operating Partnership.
The Units received by such owners at formation represented an approximate 19.9% equity interest in the Operating Partnership. At September 30, 1996, the Company's ownership interest in the Operating Partnership was 80.1%.

   Subsequent to the business combination and prior to June 30, 1996, the Company's management, leasing, construction and development businesses were conducted through Paragon Group Property Services, Inc. ("PGPSI"). The Company, through the Operating Partnership, owned 100% of the non-voting stock and 1% of the voting stock of PGPSI (collectively representing 99% of the total equity). As discussed in Note 4, effective June 30, 1996, the Company sold its interest in PGPSI (after spin-off of the residential property services business) and formed Paragon Residential Services, Inc. ("PRSI") to continue the Company's residential property services business previously conducted through PGPSI. The Company has a 95% economic interest in PRSI through ownership of 100% of the nonvoting common stock and 1% of the voting stock. The remaining 99% of the voting stock, which represents a 5% economic interest, is owned by a partnership controlled by certain current and former executive officers of the Company.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1995 audited financial statements and notes thereto included in the Paragon Group, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

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

   The Company, subsequent to the business combination on July 27, 1994 and through the third quarter of 1995, accounted for its investment in PGPSI under the cost method consistent with prior regulatory direction. However, in September 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus in EITF 95-6 "ACCOUNTING BY A REAL ESTATE INVESTMENT TRUST FOR AN INVESTMENT IN A SERVICE CORPORATION" that the cost method of accounting for such investments was not appropriate and, based upon the specific facts and circumstances, either the equity method or consolidation accounting should be used. As a result, in the fourth quarter of 1995 the Company changed its method of accounting for PGPSI from the cost method to consolidation of the financial position and results of operations of PGPSI in the Company's consolidated financial statements. Accordingly, the accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 1995 have been restated to consolidate PGPSI. The effect of the restatement was to decrease stockholders' equity at September 30, 1995 by $19,385, to decrease net income for the three months and nine months ended September 30, 1995 by $163 and $1,281, respectively, and to decrease net income per share for the three months and nine months ended September 30, 1995 by $.01 and $.09, respectively.

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

3. REAL ESTATE INVESTMENTS

REAL ESTATE

   As of September 30, 1996, the Company, through the Operating Partnership, controls either through direct ownership or in some instances through an investment in a partnership or a limited liability company, 57 multifamily properties and four commercial properties in Florida, Kentucky, Missouri, North Carolina, South Carolina and Texas. The Company, through the Operating Partnership, also owns an interest in a venture formed April 1, 1996 which owns 3 multifamily properties that were previously wholly-owned by the Company. In addition, the Company, through the Operating Partnership, owns a minority interest in two ventures which own three office properties containing 724,470 square feet; one in Missouri and two in suburban Washington, D.C.

   At September 30, 1996, the 57 multifamily properties include 55 operating properties containing 14,954 apartment units and two properties under development for which 520 units are planned. Three of the operating properties containing 788 units are in the initial lease-up phase. The four commercial properties include two retail properties containing 172,884 square feet, one office property containing 102,486 square feet and one office/warehouse property under development which, when completed, will contain 108,600 square feet. The three multifamily properties owned by the venture formed April 1, 1996 include two operating properties containing 928 apartment units and one property under development for which 336 units are planned.

                              PARAGON GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

DEVELOPMENT

   On January 29, 1996, the Company, through PGPSI, acquired a 5.15 acre tract of land in suburban Dallas, Texas. Construction activities commenced immediately on the Post and Paddock office/warehouse development which, when completed, will contain 108,600 square feet. The Company expects to sell this development once completed.

   The Company completed construction of the following multifamily developments during the nine months ended September 30, 1996:

                                                        Number of
     Property                  Location              Apartment Units          Date Completed
     --------                  --------              ---------------          --------------
Heron Pointe                Tampa, Florida                 276                 February 1996
Renaissance Pointe         Orlando, Florida                272                   July 1996
Stone Gate                   Dallas, Texas                 276                  August 1996

ACQUISITIONS

   On July 10, 1996, the Company entered into a contract with a single seller to purchase two North Carolina multifamily residential communities for a total purchase price of $20,900; the 240 unit Habersham Pointe apartments in Charlotte, North Carolina and the 216 unit River Oaks apartments in Greensboro, North Carolina. The closing of the purchase is expected to occur in November 1996.

   DISPOSITIONS

   As a result of the sale of its commercial property services business discussed in Note 4, the Company intends to dispose of its three wholly-owned operating commercial properties. As of September 30, 1996, the Company has entered into contracts to sell the three operating properties which are summarized in the following table.

                                                                                           Expected
     Property             Location               Contract Date        Sales Price         Closing Date
     --------             --------               -------------        -----------         ------------
Southwood Mall       Bradenton, Florida          July 30, 1996           $ 3,170        October 1, 1996
Westgate Centre      St. Louis, Missouri       September 3, 1996         $ 7,130       November 1, 1996
The Paragon          St. Louis, Missouri      September 18, 1996         $10,000       December 15, 1996

   The three operating properties are classified as held for sale at September 30, 1996. In accordance with Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS", properties held for sale are to be carried at the lower of the carrying amount or estimated fair value less selling costs. Accordingly, at June 30, 1996, the Company recognized an impairment adjustment of $1,143, all of which related to Southwood Mall. The Company also expects to sell the Post and Paddock office/warehouse property, currently under development, when complete at a price in excess of its carrying amount.

   In addition, in an effort to maximize the long term growth potential of the portfolio, management intends to regularly evaluate the possible disposition of targeted multifamily residential assets where a redeployment of capital can increase geographic efficiencies or improve operating results. At September 30, 1996, four multifamily properties (Brookfield in Dallas, Texas; Westchase in Charleston, South Carolina; and Turtle Creek I & II in Asheville, North Carolina) are classified as held for sale. The Company expects to sell these properties at prices in excess of carrying amounts.

                              PARAGON GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

JOINT VENTURE

   On April 1, 1996, the Company entered into a joint venture ("Paradim") with Careit Investments Limited Partnership ("Careit"), an affiliate of Caisse de dep"t et placement du Quebec, to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates.
The Company and Careit each have committed up to $22,500 for investment in Paradim, which will be operated so as to permit its qualification as a REIT for Federal income tax purposes. The Company and Careit each effectively own an approximate 44% interest and a number of private investors own the remaining interest in the joint venture. In connection with the formation of Paradim, the Company effectively contributed its interest in three properties (Overlook, formerly known as The Phoenix, a 220-unit multifamily residential complex in Charlotte, North Carolina; Highpoint, a 708-unit multifamily residential complex in Dallas, Texas; and Brassfield Park, a 336-unit multifamily residential complex under development in Greensboro, North Carolina) and Careit contributed $7,926 in cash. At formation, the Company also received a distribution of approximately $6,618, which was used to repay existing indebtedness under the line of credit. The Company recorded the initial contribution of these properties at their net carrying value on April 1, 1996, which was approximately $14,726 (net book value of $40,376 subject to existing indebtedness of $25,650), and is accounting for its investment in Paradim using the equity method of accounting. As of September 30, 1996, the Company's net investment in Paradim was approximately $8,011. Additional investments by Paragon and Careit will be made from time to time when and if additional property acquisition or development opportunities are approved.

4.  PROPERTY SERVICES

  Subsequent to the business combination on July 27, 1994, through June 30, 1996, the Company's management, leasing, construction and development businesses were conducted through PGPSI. PGPSI provided residential and commercial property services to the Company, affiliates of the Company and unrelated third parties.

  In May 1996, the Company executed an agreement to sell its commercial property services business to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In order to accomplish the sale, PGPSI's residential property services business was transferred to PRSI. Immediately following the transfer, as of June 30, 1996, Insignia acquired all of the outstanding stock of PGPSI and a $12,432 note receivable from PGPSI held by the Company. The acquisition price included initial cash consideration of $18,200 and two potential earn-out payments totaling up to $4,000 which are contingent upon PGPSI revenue meeting certain specified targets over the next three years. The earn-out payments may be reduced by as much as $2,900 in the event certain management contracts are terminated within a two year period after closing. In addition, the initial acquisition price may be reduced by up to $1,100 in the event the employment of certain employees of PGPSI is terminated within one year after closing or certain existing management contracts are terminated within a five-year period after closing.

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

  As a result of the sale, the Company recognized a gain of $11,930 which does not consider potential earn-out payments, the value of warrants issued or received, or $1,100 of the initial acquisition price which is contingent on future events. The contingent portion of the initial acquisition price and the earn-out payments, if any, will be recognized when earned. The gain on sale was determined in accordance with Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS", whereby the commercial property services net loss of $843 from the date (May 7, 1996) management committed to the disposal of the commercial property services

                              PARAGON GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

business (the "Measurement Date") through the date of sale (June 30, 1996) was treated as a reduction of the gain on sale.

   The closing of the sale occurred on July 2, 1996, at which time the Company received net proceeds from the sale of $18,072 (net of prorations of $165). Proceeds from the sale were used to reduce borrowings outstanding under the line of credit.

  PRSI will continue the Company's residential property services business and will provide all residential property service functions previously provided by PGPSI, including property management, leasing, development, acquisition and disposition for its owned residential communities as well as for affiliated and third party residential owners. As of September 30, 1996, the Company, through PRSI, managed 78 multifamily residential communities located across the United States, totaling approximately 21,774 apartment units (of which 57 communities and 15,882 apartment units were for the Company, including two communities and 928 apartment units for Paradim).

5.  NOTES PAYABLE

   Mortgages payable consist of 28 loans at September 30, 1996, each of which is collateralized by properties included in real estate assets. At September 30, 1996, 22 of the loans ($219,134 principal amount) carry a fixed interest rate and provide for the monthly payment of interest only, and six loans ($21,814 principal amount) provide for monthly payments of principal and interest at a fixed rate. The fixed rate mortgages bear interest at rates ranging from 5.75% to 8.52% and mature at various dates through September 2028. During the three month and nine month period ended September 30, 1996, $4,207 and $12,549, respectively, of principal was paid on existing mortgages.

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

   At September 30, 1996, $46,700 was outstanding under the line of credit which consists of three contracts, each of which is priced at interest rates ranging from 7.50% to 7.56% (based upon LIBOR plus 2.0%) and with repricing maturities ranging from October 15, 1996 through October 28, 1996. Borrowings under the line of credit are collateralized by specified properties. During the three month and nine month period ended September 30, 1996, $20,400 and $58,100, respectively, of new borrowings were drawn under the line of credit and $18,000 and $25,900, respectively, of principal was repaid.

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

   At September 30, 1996, the Company has a note receivable from a subsidiary of Paradim in the amount of $6,754. Proceeds of the note are being used to fund construction of Brassfield Park, a planned 336-unit multifamily residential complex in Greensboro, North Carolina.

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

   On August 27, 1996, the Company paid a dividend, with respect to the second quarter of 1996, of $.465 per share of common stock. Concurrent with the dividend payments, the Operating Partnership distributed $.465 per Unit.

8.  SUBSEQUENT EVENTS

   On October 1, 1996, the Company sold Southwood Mall, a 113,949 square foot shopping center located in Bradenton, Florida for $3,170 and on November 1, 1996, the Company sold Westgate Centre, a 58,935 square foot shopping center in St. Louis, Missouri for $7,130. Proceeds from the sale of these properties will be used for reinvestment into multifamily acquisitions or to repay borrowings under the line of credit.

   On November 1, 1996, the Company entered into a contract with the United States Postal Service to sell the Post and Paddock office/warehouse property in suburban Dallas, Texas for $3,700. Closing of the sale is expected to occur on or about December 1, 1996.

   On November 5, 1996, the Company declared a dividend, with respect to the third quarter of 1996, of $.465 per share of common stock, payable November 26, 1996 to holders of record on November 15, 1996. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit, payable November 26, 1996 to holders of record on November 15, 1996.

   On November 6, 1996, the Company obtained new debt in the amount of $7,400 collateralized by the 278 unit Schooner Bay apartments in Tampa, Florida. The new debt requires monthly payments of principal and interest at 7.7% per annum for seven years and matures in November 2003. Net proceeds of the new debt were used to fund a portion of the purchase price of the two multifamily acquisitions discussed below.

   On November 8, 1996, the Company purchased two North Carolina multifamily residential communities from a single seller for a total purchase price of $20,900; the 240 unit Habersham Pointe apartments in Charlotte, North Carolina and the 216 unit River Oaks apartments in Greensboro, North Carolina. In connection with the purchase, the Company assumed a $6,357 mortgage note payable collateralized by the River Oaks apartments.

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is based primarily on, and should be read in conjunction with, the Condensed Consolidated Financial Statements of Paragon Group, Inc. and notes thereto appearing elsewhere in this report.

OVERVIEW

   Paragon Group, Inc. (together with its subsidiaries, the "Company") is a fully integrated, diversified real estate investment trust headquartered in Dallas, Texas focused on the operation, development and acquisition of multifamily residential communities in its key markets in the Southwest, Midwest, Carolina and Florida markets. The Company is a self-administered and self-managed real estate investment trust ("REIT") that as of September 30, 1996, owned (either directly or through interests in other entities) interests in 67 properties -- 60 multifamily residential communities and seven commercial properties located in six states. The 60 multifamily residential communities include 57 operating properties containing 15,882 apartment units and three properties currently under development for which 856 units are planned. Three of the operating properties containing 788 units are in the initial lease-up phase. The commercial properties include four office buildings and two shopping centers containing approximately 1,000,000 rentable square feet and one office/warehouse property completed in November 1996 containing 108,600 square feet.

   In addition, the Company, through an affiliate, Paragon Residential Services, Inc. ("PRSI"), provides residential property services, including property management, leasing, construction, development, acquisition, and disposition services, for its owned residential communities as well as for affiliated and third party residential owners. As of September 30, 1996, PRSI managed 78 multifamily residential communities located across the United States containing approximately 21,774 apartment units (of which 57 communities and 15,882 units were owned by the Company, either directly or through interests in other entities). The Company sold its economic interest in its commercial property services business as of June 30, 1996. See "Company Activities" below. Prior to June 30, 1996, the Company's residential and commercial property services business was conducted through Paragon Group Property Services, Inc. ("PGPSI").

COMPANY ACTIVITIES

SALE OF COMMERCIAL PROPERTY SERVICES BUSINESS

   In May 1996, the Company executed an agreement to sell its commercial property services business to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In order to accomplish the sale, PGPSI's residential property services business was transferred to PRSI. Immediately following the transfer, as of June 30, 1996, Insignia acquired all of the outstanding stock of PGPSI and a $12.4 million note receivable from PGPSI held by the Company. The acquisition price included initial cash consideration of $18.2 million and two potential earn-out payments totaling up to $4.0 million which are contingent upon PGPSI revenue meeting certain specified targets over the next three years. The earn-out payments may be reduced by as much as $2.9 million in the event certain management contracts are terminated within a two year period after closing. In addition, the initial acquisition price may be reduced by up to $1.1 million in the event that the employment of certain employees of PGPSI is terminated within one year after closing or certain existing management contracts are terminated within a five-year period after closing.

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

    As a result of the sale, the Company recognized a gain of $11.9 million which does not consider potential earn-out payments, the value of warrants issued or received, or $1.1 million of the acquisition price which is contingent on future events. The contingent portion of the initial acquisition price and the earn-out payments, if any, will be recognized when earned. The gain on sale was determined in accordance with Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS", whereby the commercial property services net loss of $.8 million from the date (May 7, 1996) management committed to the disposal of the commercial property services business (the "Measurement Date") through the date of sale (June 30, 1996) was treated as a reduction of the gain on sale.

    The closing of the sale occurred on July 2, 1996, at which time the Company received net proceeds from the sale of $18.1 million (net of prorations of $.1 million). Proceeds from the sale were used to reduce borrowings outstanding under the Company's line of credit.

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

DEVELOPMENT

    On January 29, 1996, the Company, through PGPSI, acquired a 5.15 acre tract of land in suburban Dallas, Texas. Construction activities commenced immediately on the Post and Paddock office/warehouse development. Construction was completed on the 108,600 square feet development in November 1996.

    The Company completed construction of the following multifamily developments during the nine months ended September 30, 1996:

                                           Number of
   Property             Location        Apartment Units    Date Completed
   --------             --------        ---------------    --------------
Heron Pointe          Tampa, Florida          276           February 1996
Renaissance Pointe   Orlando, Florida         272             July 1996
Stone Gate             Dallas, Texas          276            August 1996

      On July 1, 1996, the Heron Pointe apartments achieved stabilization at an occupancy of 94.9%. On October 1, 1996, the 240 unit Stone Creek apartments in suburban north Dallas, Texas, completed in November 1995, achieved stabilization at an occupancy of 94.6%. A residential property is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy on the first day of any month or (ii) one year after completion of construction.

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

ACQUISITIONS

      On November 8, 1996, the Company purchased two North Carolina multifamily residential communities from a single seller for a total purchase price of $20.9 million; the 240 unit Habersham Pointe apartments in Charlotte, North Carolina and the 216 unit River Oaks apartments in Greensboro, North Carolina. In connection with the purchase, the Company assumed a $6.36 million mortgage note payable collateralized by the River Oaks apartments. Both properties are well leased and in good physical condition. On a combined basis, the properties are projected to generate an unleveraged yield for 1997 in excess of 9.5%.

DISPOSITIONS

      As a result of the sale of its commercial property services business, the Company intends to dispose of its three wholly-owned operating commercial properties. Two of the three properties have been sold to date, and the other property is under contract for sale. Proceeds from the sale of these properties will be used for reinvestment into multifamily acquisitions or to repay borrowings under the line of credit. The status of the sales of the three operating properties is summarized in the following table.

  Property             Location           Contract Date       Sales Price      Status         Closing Date
  --------             --------           -------------       -----------      ------         ------------
Southwood Mall     Bradenton, Florida      July 30, 1996        $ 3,170        Closed         October 1, 1996
Westgate Centre    St. Louis, Missouri   September 3, 1996      $ 7,130        Closed        November 1, 1996
The Paragon        St. Louis, Missouri   September 18, 1996     $10,000    Under Contract   Est. Dec. 15, 1996

      The three operating properties are classified as held for sale at September 30, 1996 in the accompanying condensed consolidated financial statements. In accordance with Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS", properties held for sale are to be carried at the lower of the carrying amount or estimated fair value less selling costs. Accordingly, at June 30, 1996, the Company recognized an impairment adjustment of $1.1 million, all of which related to Southwood Mall.

      On November 1, 1996, the Company entered into a contract with the United States Postal Service to sell the Post and Paddock office/warehouse property in suburban Dallas, Texas for $3.7 million. Closing of the sale is expected to occur on or about December 1, 1996.

      In addition, in an effort to maximize the long term growth potential of the portfolio, management intends to regularly evaluate the possible disposition of targeted multifamily residential assets where a redeployment of capital can increase geographic efficiencies or improve operating results. At September 30, 1996, four multifamily properties (Brookfield in Dallas, Texas; Westchase in Charleston, South Carolina; and Turtle Creek I & II in Asheville, North Carolina) are classified as held for sale. The Company expects to sell these properties at prices in excess of carrying amounts.

JOINT VENTURE

   On April 1, 1996, the Company entered into a joint venture ("Paradim") with Careit Investments Limited Partnership ("Careit"), an affiliate of Caisse de depot et placement du Quebec, to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates.
The Company and Careit each have committed up to $22.5 million for investment in Paradim, which will be operated so as to permit its qualification as a REIT for Federal income tax purposes. The Company and Careit each effectively own an approximate 44% interest and a number of private investors own the remaining interest in the joint venture. In connection with the formation of Paradim, the Company effectively contributed its interest in three properties (Overlook, formerly known as The Phoenix, a 220-unit multifamily residential complex in Charlotte, North Carolina; Highpoint, a 708-unit multifamily residential complex in Dallas, Texas; and Brassfield Park, a 336-unit multifamily residential complex under development in Greensboro, North Carolina) and Careit contributed $7.9 million in cash. At formation, the Company also received a distribution of approximately $6.6 million, which was used to repay existing indebtedness under the Company's line of credit. The Company recorded the initial contribution of these properties at their net carrying value on April 1, 1996, which was approximately $14.7 million (net book value of $40.3 million subject to existing indebtedness of $25.6 million) and is accounting for its investment in Paradim using the equity method of accounting. As of September 30, 1996, the Company's net investment in Paradim was approximately $8.0 million. Additional investments by Paragon and Careit will be made from time to time when and if additional property acquisition or development opportunities are approved.

STRATEGIC INITIATIVE

  On November 12, 1996, the Company announced that it has engaged the investment banking firm of Merrill Lynch & Co. as the Company's financial advisor to assist the Company in evaluating potential strategic alternatives to enhance long-term shareholder value. The alternatives the Company currently is exploring include a potential strategic merger transaction with a limited number of potential strategic partners, direct institutional investment, public and private sources of debt and equity capital, and continuing strategic actions with its existing multifamily portfolio. No decision has yet been made on which, if any, strategic alternatives might be pursued.

DIVIDENDS AND CAPITAL

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

  On August 27, 1996, the Company paid a dividend, with respect to the second quarter of 1996, of $.465 per share of common stock. Concurrent with the dividend payment, the Operating Partnership distributed $.465 per Unit.

  On November 5, 1996, the Company declared a dividend, with respect to the third quarter of 1996, of $.465 per share of common stock, payable November 26, 1996 to holders of record on November 15, 1996. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit, payable November 26, 1996 to holders of record on November 15, 1996.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   Net income for the three month period ended September 30, 1996 decreased $1.95 million from the comparable period in 1995. Total revenue for the three month period decreased $1.70 million, total expenses increased $.84 million while minority interests in income decreased $.59 million. Net income for the nine month period ended September 30, 1996 increased $3.9 million principally as a result of the gain on sale of the commercial property services business of $11.9 million. Net income for the nine month period was also affected by an increase in total revenue of $1.4 million, an increase in total expenses of $7.8 million, an increase in equity in income of ventures of $.3 million, the impairment loss on real estate held for sale of $1.1 million and an increase in minority interests in income of $.8 million.

   Rental income increased $2.5 and $8.8 million, or 12.4% and 14.9%, respectively, for the three and nine month periods due primarily to increases in the rental income on the Company's multifamily residential same community portfolio and the addition of income generated from the acquisition and development of additional apartment units. For the three month period, rental income on the Company's multifamily residential same community portfolio increased $.1 million, the acquisition of apartment units in the fourth quarter of 1995 contributed $1.1 million, and the completion of apartment units developed by the Company contributed $1.3 million. For the nine month period, rental income on the Company's multifamily residential same community portfolio increased $1.0 million, the acquisition of apartment units in the fourth quarter of 1995 contributed $4.6 million, and the completion of apartment units developed by the Company contributed $3.1 million.

   Property management income decreased $2.1 and $4.1 million, or 78.7% and 47.7%, respectively, for the three and nine month periods. Leasing and other property services income decreased $2.3 and $3.8 million, or 85.6% and 49.8%, respectively, for the three and nine month periods. The decreases were due primarily to the sale of the commercial property services business as well as terminated management contracts that were not replaced, reduced rates charged for management services on third-party contracts and to reduced transaction volume on which management, leasing and other property services' fees are earned.

   Property operating and maintenance expense and real estate taxes and insurance increased $1.5 and $4.5 million, or 17.2% and 17.8%, respectively, for the three and nine month periods due primarily to increases in expenses on the Company's multifamily residential same community portfolio and to the acquisition and development of additional apartment units. For the three month period, expenses on the Company's multifamily residential same community portfolio increased $.37 million, or 4.5%, expenses related to the apartment units acquired in the fourth quarter of 1995 were $.51 million, and the completion of apartment units developed by the Company accounted for $.59 million of the increase. For the nine month period, expenses on the Company's multifamily residential same community portfolio increased $.76 million, or 3.2%, expenses related to the apartment units acquired in the fourth quarter of 1995 were

$2.0 million, and the completion of apartment units developed by the Company accounted for $1.6 million of the increase.

   Depreciation and amortization expense increased $.4 and $1.9 million, or 9.0% and 15.4%, respectively, for the three and nine month periods due principally to the acquisition and development of additional apartment units, off-set by decreases in depreciation and amortization resulting from the sale of the commercial property services business.

   Property management expenses decreased $2.1 and $2.7 million, or 49.9% and 20.2%, respectively, for the three and nine month periods due primarily to the sale of the commercial property services business.

   Interest expense increased $1.2 and $4.2 million, or 28.2% and 34.7%, respectively, for the three and nine month periods due to an increase in operating debt principally associated with the acquisition and development of additional apartment units.

   General and administrative - property services decreased $.15 and $.15 million, or 12.4% and 3.7%, respectively, for the three and nine month periods. The decreases resulted primarily from the sale of the commercial property services business, off-set by additional consulting and implementation expenses associated with the Company's new financial reporting and information system.

   Equity in income of ventures increased $.26 million, or 55.1%, for the nine month period due to an increase in income from the Company's commercial ventures and an increase resulting from the Company's investment in Paradim on April 1, 1996. Equity in income of ventures for the three month period remained stable.

   During the nine months ended September 30, 1996, the Company recognized a gain on sale of $11.9 million from the sale of its commercial property services business. Additionally, the Company recognized an impairment loss of $1.1 million attributable to Southwood Mall to record the property at the lower of its carrying amount or estimated fair value less selling costs.

RESULTS OF OPERATIONS - MULTIFAMILY RESIDENTIAL COMMUNITIES

TOTAL PORTFOLIO

  The results of operations of the Company's total consolidated portfolio of 57 multifamily residential communities (as of September 30, 1996) for the three and nine months ended September 30, 1996 and 1995 is summarized in the following table (dollars in thousands). The consolidated results of operations do not include the operations of the three properties contributed to Paradim, which are now accounted for under the equity method, for the period after April 1, 1996. The operations of these properties for the period after April 1, 1996 are included in equity in income of ventures.

                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                   ------------------------------         ------------------------------
                                                 1995,       % OF                      1995,       % OF
                                     1996    AS RESTATED   CHANGE          1996    AS RESTATED    CHANGE
                                   -------   -----------   ------        -------   -----------    ------
RENTAL AND OTHER REVENUE
  Same Community                   $20,266     $20,067       1.0%        $59,603     $58,541       1.8%
  Development and Lease-Up           1,581         235       6.6%          3,475         267       5.5%
  1995 Acquisitions                  1,114           -       5.5%          4,785           -       8.1%
                                   -------     -------      ----         -------     -------      ----
                                    22,961      20,302      13.1%         67,862      58,808      15.4%
                                   -------     -------      ----         -------     -------      ----
EXPENSES
  Same Community                     8,547       8,179       4.4%         24,791      24,029       3.1%
  Development and Lease-Up             751         159       7.1%          1,856         224       6.7%
  1995 Acquisitions                    509           -       6.1%          2,046           -       8.4%
                                   -------     -------      ----         -------     -------      ----
                                     9,807       8,338      17.6%         28,693      24,254      18.3%
                                   -------     -------      ----         -------     -------      ----

  Net operating income             $13,154     $11,964      10.0%        $39,169     $34,555      13.4%
                                   -------     -------      ----         -------     -------      ----
                                   -------     -------      ----         -------     -------      ----

SAME COMMUNITY

      The results of operations of the Company's multifamily residential "same community" portfolio for the three and nine months ended September 30, 1996 and 1995 is summarized in the following table (dollars in thousands, except for average monthly rental revenue per unit). The Company defines same community portfolio as those communities that achieved stabilized occupancy on or before January 1, 1995 that were owned by the Company throughout the three and nine month periods ended September 30, 1996 and 1995. The same community portfolio consists of 49 communities containing 13,240 apartment units.

                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                   ------------------------------         ------------------------------
                                                 1995,       %                        1995,         %
                                     1996    AS RESTATED   CHANGE          1996    AS RESTATED    CHANGE
                                   -------   -----------   ------        -------   -----------    ------
RENTAL AND OTHER REVENUE
  Rental                           $19,548     $19,421       0.7%        $57,612     $56,607       1.8%
  Interest and other income            718         646      11.1%          1,991       1,934       3.0%
                                   -------     -------                   -------     -------
                                    20,266      20,067       1.0%*        59,603      58,541       1.8%
                                   -------     -------                   -------     -------
EXPENSES
  Property operating and
   maintenance expense               6,435       6,111       5.3%         18,377      17,598       4.4%
  Real estate taxes
   and insurance                     2,112       2,068       2.1%          6,415       6,431      (0.3%)
                                   -------     -------                   -------     -------
                                     8,547       8,179       4.5%         24,791      24,029       3.2%
                                   -------     -------                   -------     -------

    Net operating income           $11,719     $11,888      (1.4%)*      $34,811     $34,512       0.9%
                                   -------     -------                   -------     -------
                                   -------     -------                   -------     -------

    Average occupancy                 93.6%       95.2%     (1.6%)*         93.3%       93.9%     (0.6%)
                                   -------     -------                   -------     -------
                                   -------     -------                   -------     -------
    Average monthly rental
     revenue per unit              $   526     $   513       2.5%*       $   518     $   506       2.5%
                                   -------     -------                   -------     -------
                                   -------     -------                   -------     -------

----------------------
*The Company has implemented a revenue enhancing capital expenditure program which began in late 1995 to upgrade selected same community properties which it believes will generate the best long term yields as a result of incremental capital investment. Occupancy and rental revenue losses are occurring during this revenue enhancement process. Investment at four of the 39 properties included in the program represent in excess of 50% of the overall budget. Excluding the operating results for those four properties, the third quarter operating results from the balance of the same community properties generated total revenue improvement of 2.4%, net operating income improvement of 1.0%, an average occupancy rate of 94.6% and a 3.2% increase in per unit average rental rate.

      Rental income increased $.1 million and $1.0 million, respectively, for the three and nine months ended September 30, 1996. For the three month period, average monthly base revenue per leased apartment unit increased $13, or 2.5%, from $513 to $526 and average occupancy decreased from 95.2% to 93.6%. For the nine month period, average monthly base revenue per leased apartment unit increased $12, or 2.5%, from $506 to $518 and average occupancy decreased from 93.9% to 93.3%. The Company believes that the increases in the average monthly base revenue per leased apartment unit were achieved primarily as a result of the implementation of select rental increases allowed by improved economic conditions in certain of the Company's markets.

                ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENT AND LEASE-UP PROPERTIES

     The results of operations of the Company's multifamily residential development and lease-up properties including completed development properties not stabilized at January 1, 1995 for the three and nine months ended September 30, 1996 and 1995 is summarized in the following table (dollars in thousands). The development and lease-up properties consist of the six consolidated properties developed by the Company. As of September 30, 1996, one of these properties (the 276 unit Heron Pointe) has achieved stabilized occupancy and three of the properties containing 788 units are in the initial lease-up phase. The consolidated development and lease-up properties do not include the Brassfield Park property currently under development for which 336 units are planned which the Company contributed to Paradim.

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                               ----------------------   ----------------------
                                                             1995,                    1995,
                                                  1996    AS RESTATED     1996     AS RESTATED
                                               --------   -----------   --------   -----------
RENTAL AND OTHER REVENUE
  Rental                                       $  1,548    $  230       $  3,385     $  260
  Interest and other income                          34         4             90          7
                                               --------    ------       --------     ------
                                                  1,581       235          3,475        267
                                               --------    ------       --------     ------
EXPENSES
  Property operating and maintenance expense        564       149          1,375        217
  Real estate taxes and insurance                   187        10            481          7
                                               --------    ------       --------     ------
                                                    751       159          1,856        224
                                               --------    ------       --------     ------
Net operating income                           $    830    $   76       $  1,619     $   43
                                               --------    ------       --------     ------
                                               --------    ------       --------     ------

1995 ACQUISITIONS

      The consolidated results of operations of the four multifamily residential communities containing 1,578 apartment units acquired by the Company in the fourth quarter of 1995 for the three and nine months ended September 30, 1996 is summarized in the following table (dollars in thousands). The consolidated results of operations do not include the operations of the two operating properties (Overlook and Highpoint containing 928 units) contributed to Paradim, which are now accounted for under the equity method, for the period after April 1, 1996. The operations of these properties for the period after April 1, 1996 are included in equity in income of ventures.

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                     1996                   1996
                                               ------------------    -----------------
RENTAL AND OTHER REVENUE
  Rental                                           $  1,065              $  4,616
  Interest and other income                              50                   169
                                                   --------              --------
                                                      1,114                 4,785
                                                   --------              --------
EXPENSES
  Property operating and maintenance expense            384                 1,438
  Real estate taxes and insurance                       124                   608
                                                   --------              --------
                                                        509                 2,046
                                                   --------              --------
  Net operating income                             $    606              $  2,739
                                                   --------              --------
                                                   --------              --------

                ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES

   The Company's total debt decreased from $293.8 million at December 31, 1995 to $287.6 million at September 30, 1996. Mortgages payable consisted of 28 loans ($240.9 million principal amount) at September 30, 1996 at fixed interest rates ranging from 5.75% to 8.52% and mature at various dates through September 2028. At September 30, 1996, 22 of the loans ($219.1 million principal amount) carry a fixed interest rate and provide for the monthly payment of interest only, and six loans ($21.8 million principal amount) provide for monthly payments of principal and interest at a fixed rate. During the three months and nine months ended September 30, 1996, $4.2 million and $12.5 million, respectively, of principal was paid on existing mortgages.

   On November 6, 1996, the Company obtained new debt in the amount of $7.4 million collateralized by the 278 unit Schooner Bay apartments in Tampa, Florida. The new debt requires monthly payments of principal and interest at 7.7% per annum for seven years and matures in November 2003. Net proceeds of the new debt were used to fund a portion of the purchase price of the two North Carolina multifamily communities purchased on November 8, 1996.

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

   At September 30, 1996, $46.7 million was outstanding under the line of credit which consisted of three contracts priced at interest rates ranging from 7.50% to 7.56% (based upon LIBOR plus 2.0%) and with repricing maturities ranging from October 15, 1996 through October 28, 1996. Borrowings under the line of credit are collateralized by specified properties. During the three months and nine months ended September 30, 1996, $20.4 million and $58.1 million, respectively, of new borrowings were drawn under the line of credit and $18.0 million and $25.9 million, respectively, of principal was repaid. The borrowings under the line of credit were used primarily to fund development activity and to repay $7.9 million of debt (included in the $12.5 million of principal paid on existing mortgages during the nine months ended September 30, 1996) associated with the purchase of the 278 unit Schooner Bay apartments in December 1995.

                ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

   During the three months and nine months ended September 30, 1996, the Company incurred a per unit average of $318 and $662, respectively, for normalized and revenue enhancing capital expenditures. Included in these per unit averages are $197 and $333, respectively, representing 1996 revenue enhancing capital expenditures on same community properties. The Company implemented a program beginning in late 1995 to upgrade selected properties which it believed would generate the best long term yields as a result of incremental capital investment. Properties were generally selected due to locational and submarket outlook and the property's competitive position in the submarket. This "repositioning" plan encompasses 39 of the Company's multifamily properties and is expected to be completed in the first quarter of 1997.

   Also included in the per unit averages are $.26 and $.89 million, respectively, of deferred maintenance and acquisition enhancement expenditures on four properties purchased in December 1995. These costs represent a portion of $2.6 million originally contemplated to be spent on these properties when they were underwritten for purchase by the Company.

  After taking into consideration these factors, the "normalized" capital expenditures on the properties averaged $103 and $266 per unit, respectively. The Company expects to expend annually an average of approximately $275 per apartment unit through 1999 for the residential properties. This amount is expected to be funded from Company operations, existing cash balances, and borrowings under the Company's line of credit.

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

                ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   Consistent with the interpretive guidance by NAREIT, beginning with the quarter ended March 31, 1996, the Company changed its method of calculating FFO. The change primarily results in the Company no longer adding back certain non-cash and non-real estate depreciation and amortization charges to net income in determining FFO. The impact of the change was a reduction in FFO of approximately $696 and $671, respectively, for the three months ended September 30, 1996 and September 30, 1995. The following table represents the Company's calculation of FFO for the three months ended September 30, 1996 and September 30, 1995, as restated (dollars in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                     ------------------------
                                                                     1995,
                                                       1996       as Restated
                                                       ----       -----------
Net income                                           $  1,137       $  3,091
Add:
  Minority interests in income                            218            806
  Real estate depreciation/amortization                 4,416          3,806
  Real estate depreciation/amortization
   from unconsolidated ventures                           249            132
  Amortization of management and leasing contracts         68            281
  Grants/amortization of employee restricted stock        289            441
Less:
  Minority interests in cash flow                         (46)           (74)
                                                     --------       --------

    Funds from Operations                            $  6,331       $  8,483
                                                     --------       --------
                                                     --------       --------

Supplemental information:
  Adjustment for straight-lining of rents            $     21       $      8
                                                     --------       --------
                                                     --------       --------

PART II - OTHER INFORMATION


Item 1. Legal Proceedings


     None

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit - none
     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PARAGON GROUP, INC.


                                   /s/ Thomas D. Ferguson
                                   -------------------------------------------
                                   Thomas D. Ferguson, Chief Financial Officer
                                    and Senior Vice President
                                   (principal financial officer)



                                   /s/ J.C. Lowenberg, III
                                   -------------------------------------------
                                   J.C. Lowenberg III, Senior Vice President
                                    and Assistant Secretary
                                   (principal accounting officer)



Date:  November 14, 1996