Form 10-K
period 1996-12-31
PARAGON GROUP INC
filed 1997-03-31
CIK 921744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996.

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes x    No .

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 14, 1997, the aggregate market value of the 13,520,985 shares of Common Stock held by non-affiliates of the registrant was approximately $240.0 million, based upon the closing price of $17.75 on the New York Stock Exchange composite tape on such date.

Number of shares of Common Stock outstanding as of March 14, 1997:  14,791,165

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

Item 1. BUSINESS

General

     Paragon Group, Inc. (together with its subsidiaries, the "Company") is a fully integrated, diversified real estate investment trust headquartered in Dallas, Texas focused on the operation, development and acquisition of multifamily residential communities in its key markets in the Southwest, Midwest, Carolina and Florida markets. The Company is a self-administered and self-managed real estate investment trust ("REIT") that as of December 31, 1996, owned (either directly or through interests in other entities) interests in 64 properties -- 57 multifamily residential communities containing 15,954 apartment units (the "Residential Properties") and three office buildings containing 724,470 rentable square feet (the "Commercial Properties") located in six states, with three additional multifamily residential communities under construction for which 856 units are planned, and a 12.6 acre tract of land for which 320 multifamily residential units are planned which the Company acquired in December 1996 for future development (collectively, the "Properties"). In addition, the Company, through an affiliate, managed 77 multifamily residential communities (including the Residential Properties) as of December 31, 1996 located across the United States, totaling approximately 21,696 apartment units. The Company sold its economic interest in its commercial property services business as of June 30, 1996. See "Recent Developments" below.

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

     The Company's principal executive offices are located at 7557 Rambler Road, Suite 1200, Dallas, Texas 75231, and its telephone number is (214) 891-2000. The Company is a Maryland corporation that was incorporated on March 23, 1994. The Company and its affiliates employed over 700 persons as of December 31, 1996.

Organizational Structure

     The Company conducts substantially all of its business through Paragon Group L.P. (the "Operating Partnership"), which the Company controls through its wholly owned subsidiaries, Paragon Group GP Holdings, Inc. ("Paragon GP Holdings"), the sole general partner of and the holder of a 1.0% general partner interest in the Operating Partnership, and Paragon Group LP Holdings, Inc. ("Paragon LP Holdings"), the holder of 79.1% of the units of limited partnership interest ("Units") in the Operating Partnership as of December 31, 1996. The other limited partners of the Operating Partnership include entities controlled by the Company's executive officers and other prior owners of interests in the Properties and other assets owned by the Operating Partnership. As sole general partner, Paragon GP Holdings has the exclusive power to manage and conduct the business of the Operating Partnership. The Company's interests in the Operating Partnership (through Paragon GP Holdings and Paragon LP Holdings) entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its percentage interest therein.

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

     The Company believes that its current portfolio of properties and new acquisition and development properties should provide the Company with stable and increasing cash flow and asset value. In addition, the Company will pursue new property service assignments that it believes will be profitable, although it recognizes that the property service business continues to be increasingly competitive. The knowledge and experience that Paragon has gained and the relationships that it has cultivated through the development, acquisition, ownership and management of multifamily residential communities over the past 29 years, coupled with its presence in numerous real estate markets across the country through management and/or ownership of properties, provides the Company with a solid foundation from which to achieve long-term growth. The Company will seek to realize this growth by continuing to improve the performance of the existing portfolio of properties and by expanding its asset portfolio through development or acquisition of additional multifamily residential properties in its key markets in the Southwest, Midwest, Carolina and Florida.

Business Segments

     The Company's two primary business segments are property operations and property service operations. Results of operations and information related to the Properties and the property services businesses conducted by an affiliate of the Company and its predecessor for 1996, 1995 and 1994 are shown in Note 13 "Segment Operations" in the Consolidated and Combined Financial Statements and Notes thereto included elsewhere herein in order to provide a basis for analyzing and comparing operating performance.

     PROPERTY OPERATIONS. The Company's property operations generate the majority of the Company's revenue and substantially all of the Company's net income. In 1997, the Company will continue its practice of seeking opportunities to improve operating margins at the Properties and to implement more effective and consistent marketing of its apartment communities to potential residents. In addition, the Company expects to identify certain residential properties in the portfolio that may present opportunities for enhanced revenue growth through product repositioning. The Company believes select properties in the portfolio that possess certain market, submarket and locational qualities can achieve improved occupancies and/or greater than market rental rate increases through a product repositioning program.

     PROPERTY SERVICES BUSINESS. PRSI performs a variety of property service tasks for the Company, affiliate property owners and third-party owners. The Company believes that the property services business continues to be increasingly competitive and, as a result, operating results from PRSI's operations could be adversely impacted. In 1997, PRSI will continue to explore ways to improve operating results by focusing new business efforts toward longer-term property owners. The Company and PRSI intend to analyze additional methods of achieving improved returns from the Company's investment in this business segment.

Recent Developments and Activities

     PROPOSED MERGER. On December 16, 1996 the Company executed an Agreement and Plan of Merger (the "Agreement") with Camden Property Trust ("Camden") which provides for, among other things, the merger of the Company into a wholly-owned subsidiary of Camden through a tax-free exchange of each share of the Company's common stock for .64 common shares of beneficial interest of Camden, whereby stockholders of the Company will become shareholders of Camden.

     The Company has the option to terminate the Agreement in the event the average closing price of Camden common shares ("Average Closing Price") falls below $25.67 during a specified pricing period prior to a special meeting of the stockholders of the Company. In the event the Company elects to terminate the Agreement, Camden has the option of adjusting the exchange ratio of .64 to equal a number obtained by dividing $16.43 by the Average Closing Price.

     An affirmative vote of holders of two-thirds of the outstanding shares of the Company's common stock is required to approve the Agreement. A special meeting of the Company's stockholders is scheduled for April 15, 1997 to vote on the Agreement.

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

     PARADIM JOINT VENTURE. On April 1, 1996, the Company entered into a joint venture ("Paradim") with Careit Investments Limited Partnership ("Careit"), an affiliate of Caisse de depot et placement du Quebec, to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates. The Company and Careit each have committed to invest up to $22.5 million, primarily through a newly formed Maryland corporation, Paradim, Inc., which intends to qualify as a REIT for Federal income tax purposes. Each investment by Paradim, Inc. is to be made through separate limited liability companies or limited partnerships in which Paradim, Inc. will own an 89% interest as the managing member or general partner, the Company will own a 1% interest and a number of private investors will own the remaining interests. In connection with Paradim, Inc.'s initial capitalization, the Company effectively contributed its interest in three properties (Overlook, formerly known as The Phoenix, a 220-unit multifamily residential complex in Charlotte, North
Carolina; Highpoint, a 708-unit multifamily residential complex in Dallas, Texas; and Brassfield Park, a 336-unit multifamily residential complex in Greensboro, North Carolina which was under development in 1996 and recently completed in March 1997) and Careit contributed $7.93 million in cash. At formation, the Company also received a distribution of approximately $6.62 million, which was used to repay existing indebtedness under the line of credit. The Company recorded the initial contribution of these properties at their net carrying value on April 1, 1996, which was approximately $14.73 million (net book value of $41.84 million subject to existing indebtedness of $27.11 million). The Company's investment, which includes a direct 1% interest in two limited liability companies and one limited partnership and an approximate 43% indirect interest in such entities through its ownership in Paradim, Inc. (collectively, approximately 44%), is being accounted for under the equity method. As of December 31, 1996, the Company's aggregate investment in Paradim was approximately $7.95 million.

     PROPERTY DEVELOPMENT. During 1996, the Company completed construction of three multifamily residential properties containing a total of 824 apartment units. At December 31, 1996, an additional 856 apartment units were under construction which are scheduled for completion in the first and second quarters of 1997, including 336 units owned by Paradim which were completed in March 1997. In addition, during 1996, the Company, through PGPSI and PRSI, developed and sold an office/warehouse development located in suburban Dallas, Texas.

     As of December 31, 1996, the Company owns a 12.6 acre tract of land located in Orlando, Florida held for future development and is a party to a long term ground lease on 27.47 acres in Louisville, Kentucky which may be used to develop additional apartment units in the future.

     PROPERTY ACQUISITIONS. In addition to the development activity noted above, the Company acquired two multifamily residential operating properties in 1996.

     On November 8, 1996, the Company purchased two North Carolina multifamily residential communities (the 240 unit Habersham Pointe apartments in Charlotte, North Carolina and the 216 unit River Oaks apartments in Greensboro, North Carolina) from a single seller for a total purchase price of $20.9 million, including the assumption of mortgage indebtedness in the amount of $6.36 million collateralized by the River Oaks apartments. Both properties are well leased and in good physical condition. On a combined basis, the properties are projected to generate an unleveraged yield for 1997 in excess of 9.5%.

     PROPERTY DISPOSITIONS. As a result of the sale of its commercial property services business in June 1996, the Company sold its three wholly-owned commercial properties in the fourth quarter of 1996.

     In addition, in an effort to maximize the long term growth potential of the portfolio through redeployment of capital, the Company sold two multifamily residential properties during the fourth quarter of 1996 and three of the Residential Properties during January 1997. Management intends to regularly evaluate additional dispositions which will create geographic efficiencies or improve operating results.

     FINANCING ACTIVITY. During the year the Company increased its total debt from $293.8 million at December 31, 1995 to $297.3 million at December 31, 1996. The Company borrowed additional fixed-rate term debt of $7.4 million in November 1996 collateralized by the 278 unit Schooner Bay apartments in Tampa, Florida. This borrowing was used to fund a portion of the purchase of the Habersham Pointe and River Oaks apartments in November 1996. In connection with the purchase of the River Oaks apartments, the Company also assumed $6.36 million of mortgage indebtedness collateralized by the property. In July 1996, the Company renewed its line of credit facility. Under the terms of the new agreement, the Company may borrow up to $85 million including up to $50 million related to development activities. The line of credit matures in 1998, but may be extended through July 1999 at the Company's option. At December 31, 1996, $42.7 million of debt is represented by advances under the Company's line of credit. These advances are in two contracts at fixed rates.

Item 2. PROPERTIES

Residential Properties

     At December 31, 1996, fifty-seven of the Properties are Residential Properties, 55 of which the Company considers to have reached stabilized occupancy. A residential property is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy on the first day of any month or (ii) one year after the completion of construction. The Residential Properties, which represented 96.7% of the total Property revenue for the year ended December 31, 1996, contain a total of 15,954 apartment units. Twenty-one of the Residential Properties, containing a total of 6,007 apartment units, are located in Florida, 13 (3,450 apartment units) are located in Missouri, eight (2,167 apartment units) in North Carolina, nine (2,836 apartment units) in Texas, five (1,142 apartment units) in Kentucky and one (352 apartment units) in South Carolina. The Residential Properties range in size from 112 to 708 apartment units. Forty-two of the Residential Properties were developed by Paragon and are now managed by the Company while 14 were acquired from third parties and one from an affiliate and have been managed by the Company or Paragon for an average of 9 years. The weighted average age of the Residential Properties is approximately 12 years and the average apartment unit size is approximately 787 square feet. For the year ended December 31, 1996, the weighted average occupancy of the stabilized Residential Properties was 92.6% and the weighted average monthly rental rate per apartment unit was approximately $535.

     Three additional residential properties were under construction at December 31, 1996 with completion estimated for the first and second quarters of 1997. This includes the 336 unit Brassfield Park apartments owned by Paradim located in Greensboro, North Carolina which was completed in March 1997. The other two properties are located in North Carolina and Missouri and will contain, when completed, 232 and 288 units, respectively. The Company also owns a 12.6 acre tract of land located in Florida for which 320 multifamily residential units are planned which it acquired in December 1996 for future development. In addition, the Company has also entered into a non-recourse ground lease, which commenced on October 24, 1996, related to approximately 27.47 acres in Louisville,
Kentucky for potential development of an additional multifamily residential community in 1997. "See Item 1: BUSINESS--Recent Development and Activities--Property Development."

     The following table sets forth certain information about each of the residential Properties that were owned by the Company as of December 31, 1996:


                                                                                                              Twelve Months Ended
                                                                                                               December 31, 1996
                                                                                  Average                       Average Monthly
                                                          Year                     Unit          1996            Rental Revenue
                                Percent      Number      Placed      Net Rental    Size         Average          --------------
     Property and Location       Owned      of Units   in Service   Area (Sq Ft)  (Sq Ft)    Occupancy (1)   Per Unit    Per Sq Ft
     ---------------------       -----      --------   ----------   ------------  -------    -------------   --------    ---------
Stabilized Residential Properties

   FLORIDA
      Orlando
        Grove                      100%        232         1973         157,116       677         96.2%        $  434      $ 0.64
        Landtree                    75% (4)    220         1983         164,484       748         96.0%           477        0.64
        The Reserve                100%        146         1991         130,368       893         98.0%           599        0.67
        Summerplace I & II          90% (4)    344         1984         260,520       757         92.1%           451        0.60
        Summerplace III             75% (4)    208         1986         152,022       731         89.2%           456        0.62
        Vineyard                   100%        380         1990         303,148       798         96.0%           542        0.68

      St. Petersburg
        4th Street Station I        75% (4)    384         1982         278,118       724         85.9%           466        0.64
        4th Street Station II       75% (4)    304         1983         222,702       733         85.2%           469        0.64

      Tampa
        Broadmoor                  100%        384         1986         250,032       651         89.9%           425        0.65
        Chasewood                  100%        247         1985         173,889       704         92.8%           458        0.65
        Coco West I                 75% (4)    208         1983         149,838       720         89.2%           434        0.60
        Coco West II                75% (4)    276         1985         199,668       723         89.4%           432        0.60
        Dolphin Pointe             100%        416         1989         315,406       758         93.4%           512        0.68
        Greenhouse                  90% (4)    324         1982         224,958       694         93.2%           415        0.60
        Heron Pointe (3)           100%        276         1996         259,872       942         92.8%           666        0.71
        Lookout Pointe             100%        416         1987         306,528       737         93.2%           496        0.67
        Parsons Run                 75% (4)    228         1986         166,056       728         94.6%           478        0.66
        Schooner Bay               100%        278         1986         202,304       728         94.4%           535        0.74
        Summerset Bend              75% (4)    272         1984         197,982       728         93.9%           465        0.64

      Winterhaven
        Citrus Lakes I             100%        192         1976         139,698       728         90.2%           390        0.54

   KENTUCKY
      Louisville
        Copper Creek               100%        224         1987         164,024       732         93.7%           576        0.79
        Deerfield                  100%        400       1987/90        298,336       746         92.3%           563        0.75
        Glenridge                  100%        138         1990         126,340       916         93.5%           695        0.76
        Post Oak                   100%        126         1981         106,780       847         92.4%           526        0.62
        Sundance                   100%        254         1975         173,130       682         95.4%           468        0.69

   MISSOURI
      Kansas City
        Camden Passage             100%        308         1989         238,324       774         93.8%           645        0.83

      St. Charles
        San Miguel (6)             100%        251         1970         214,430       854         87.2%           494        0.58

      St. Louis
        Knollwood I                100%        308         1981         222,648       723         93.6%           470        0.65
        Knollwood II               100%        300         1985         216,036       720         95.6%           485        0.67
        Pear Tree                  100%        134         1967          96,892       723         95.6%           459        0.64
        Spanish Trace              100%        372         1972         430,628     1,158         94.2%           611        0.53
        Sunswept                   100%        334         1971         268,842       805         93.3%           463        0.58
        Tempo                      100%        304         1975         205,381       676         92.9%           454        0.67
        The Cove                   100%        276         1990         228,480       828         96.3%           829        1.00
        The Knolls                 100%        112         1973         167,270     1,493         96.7%           736        0.49
        Westchase Park             100%        160         1986         151,124       945         93.3%           788        0.83
        Westgate I                 100%        189         1973         220,967     1,169         85.9%           746        0.64
        Westgate II                100%        402         1980         338,659       842         85.8%           606        0.72



                                                                                                               Twelve Months Ended
                                                                                                                December 31, 1996
                                                                                   Average                       Average Monthly
                                                        Year                        Unit         1996             Rental Revenue
                               Percent      Number     Placed      Net Rental       Size        Average           --------------
    Property and Location       Owned      of Units   in Service   Area (Sq Ft)    (Sq Ft)    Occupancy (1)   Per Unit    Per Sq Ft
    ---------------------       -----      --------   ----------   ------------    -------    -------------   --------    ---------
 NORTH CAROLINA
    Charlotte
      Copper Creek               100%        208         1989         146,248       703           92.8%           531        0.75
      Eastchase                   70% (4)    220         1986         153,560       698           95.1%           514        0.74
      Falls                      100%        352         1984         248,391       706           95.4%           556        0.79
      Habersham (2)              100%        240         1986         185,440       773           94.6%           641        0.83
      Pinehurst                  100%        407         1967         466,865     1,147           92.5%           653        0.57
      The Overlook (5)            44%        220         1985         165,790       754           96.7%           571        0.76

    Greensboro
     Glen                        100%        304         1980         201,112       662           94.0%           499        0.75
     River Oaks (2)              100%        216         1985         171,680       795           86.6%           658        0.83

 SOUTH CAROLINA
    Charleston
     Westchase (6)                75% (4)    352         1986         248,391       706           96.7%           469        0.66

 TEXAS
    Dallas
     Brookfield (6)              100%        232         1986         165,544       714           95.3%           448        0.63
     Chesapeake                  100%        128         1982         116,708       912           91.4%           639        0.70
     Highpoint (5)                44%        708         1985         591,428       835           89.9%           553        0.66
     Nob Hill                    100%        486         1986         311,940       642           91.1%           449        0.70
     Stone Creek                 100%        240         1995         199,521       831           89.1%           720        0.87

    Irving
     Fairlane                     75% (4)    320         1980         213,200       666           97.0%           434        0.65
     Los Rios                    100%        286         1992         220,660       772           93.1%           739        0.96

    Plano
     Highland Trace              100%        160         1985         130,531       816           95.2%           587        0.72
                                             ---                  -----------       ---           -----     ---------    --------

 TOTAL/WEIGHTED
 AVERAGE                                  15,406                   12,060,009       783           92.6%     $     535    $   0.68


 Development Properties (10)

 FLORIDA
    Orlando
      Renaissance Pointe (7)     100%        272         1996         255,604       940

 MISSOURI
    Kansas City
      Camden Passage II          100%        288                      257,736       895

 NORTH CAROLINA
    Charlotte
      The Park                   100%        232                      199,388       859

    Greensboro
     Brassfield Park (5) (9)      44%        336         1997         298,604       889

 TEXAS
    Dallas
     Stone Gate (8)              100%        276         1996         240,312       871
                                             ---                  -----------       ---

 TOTAL/WEIGHTED
 AVERAGE                                    1,404                   1,251,644       891


     ------------------

     (1) Weighted Average Occupancy is calculated by taking the actual apartment units occupied at the end of each month the Property was in operation during the year, divided by the total number of apartment units in operation at the end of such month, and averaging those amounts.

     (2) The Company acquired these Properties in the fourth quarter of 1996. Therefore, the weighted average occupancy and weighted average rental rate per apartment unit are based on information from the date of acquisition only.

     (3) The Company completed this property in the first quarter of 1996. Therefore, the weighted average occupancy and weighted average rental rate per apartment unit are based on information from the date of completion only.

     (4) The Company (through the Operating Partnership) is the controlling partner of the partnership that owns this Property and generally has the right to receive a preferred return on its interest that is expected to provide the Company with substantially all of the cash flow distributed with respect to the Property for the foreseeable future. The percentage disclosed generally represents the Company's interest in cash flow and sales and refinancing proceeds in addition to and payable after the Company's preference and certain partner preferences.

     (5)  These properties are owned by Paradim.

     (6)  These properties were sold in January 1997.

     (7) Property achieved stabilization on January 1, 1997 at an occupancy of 93.0%.

     (8) Property is in the initial lease-up phase. Construction was completed in August 1996.

     (9)  Construction of this property was completed in March 1997.

     (10) The development properties listed do not include a 12.6 acre tract of land in Orlando, Florida which the Company acquired in December 1996 for future development. A 320 unit multifamily residential community is planned for the site which, when completed, will be the second phase of the completed 272 unit Renaissance Pointe apartments.


     The following table sets forth the total number of apartment units, weighted average occupancy and weighted average rental rate per apartment unit for each of the last five years for the Residential Properties as a whole:

                                                      Number of         Weighted          Weighted Average
             Year Ended             Number            Apartment          Average             Rental Rate
            December 31,      of Properties (1)         Units           Occupancy        Per Apartment Unit
            ------------      -----------------         -----           ---------        ------------------
                1996                  55                15,406            92.6%                $535
                1995                  53                14,818            93.6%                 512
                1994                  49                13,240            93.6%                 488
                1993                  48                12,833            93.8%                 474
                1992                  47                12,547            92.4%                 461

---------------------------

(1) Represents the number of Residential Properties stabilized as of January 1 of the applicable year. A Residential Property is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy on the first day of any month or (ii) one year after the completion of construction. Information for the year ended December 31, 1996 reflects the acquisition of River Oaks and Habersham Pointe, the stabilization of Stone Creek and Heron Pointe and the sale of Turtle Creek I and Turtle Creek II. Information for the year ended December 31, 1995 includes the acquisition of Schooner Bay, Spanish Trace, The Overlook and Highpoint. Information for the year ended December 31, 1994 includes the acquisition of Pinehurst. Information for a year in which properties are acquired or become stabilized is included from the date of acquisition or stabilization through year end. Information for a year in which properties are sold is excluded. Information for the years ended
     December 31, 1993 and 1992 do not include information for the properties listed in this footnote which were acquired or became stabilized in a subsequent year.

Commercial Properties

     Three of the Properties are Commercial Properties. The Commercial Properties consist of three office buildings (one in which the Company owns a 20% interest and two in which the Company owns a 10% interest containing a total of approximately 724,470 square feet of office space). One office building is located in St. Louis, Missouri and two in suburban Washington, D.C. One of the three Commercial Properties was developed by Paragon and the Company acquired an ownership interest in the remaining two properties in April, 1995. All of these properties were managed by PGPSI until the sale of the Company's commercial property services operations as of June 30, 1996. See "Item 1: BUSINESS - Recent Developments" above. The weighted average age of the Commercial Properties (adjusted to reflect the Company's ownership interests) is approximately 11.4 years. As of December 31, 1996, the Commercial Properties were 96.1% leased (adjusted to reflect the Company's ownership interests).

     As a result of the sale of its commercial property services business, the Company disposed of its three wholly-owned commercial properties in the fourth quarter of 1996. The properties sold included one office building (The Paragon in St. Louis, Missouri containing 102,486 square feet) and two shopping centers (Westgate Centre in St. Louis, Missouri containing 58,935 square feet and Southwood Mall in Bradenton, Florida containing 113,949 square feet).

     The following table sets forth certain information about each of the Commercial Properties that was owned by the Company as of December 31, 1996:

                                                                                                 As of December 31, 1996
                                                                                         -------------------------------------------
                                                                                                              Average
                                                               Net Rentable                                     Base
                                                                Area/Gross                                    Rent Per       Net
                                       Ownership     Year      Leasable Area   Percent         Annual          Leased      Effective
   Property            Location        Interest    Completed   (Square Feet)  Leased (1)    Base Rent (2)    Sq. Ft. (3)    Rent(4)
   --------            --------        --------    ---------   ------------   ----------    -------------    ----------     -------
Office Properties:
Gateway (5)           St. Louis, MO       20%        1985         401,625       95.9%        $1,311,833        $17.03       $9.48
Fair Oaks (5)         Fairfax, VA         10%        1986         135,808      100.0%           217,929         16.05        6.90
Shady Grove (5)       Rockville, MD       10%        1988         187,037       93.8%           331,733         18.92        9.93
                                                                  -------      -----         ----------       -------        ----

Office (3 Properties) (6)                                         724,470       96.1%        $1,861,495        $17.23       $9.24
                                                                  =======      =====         ==========       =======       =====

-------------------------------

(1)  Percent leased represents square footage leased at the end of the year.

(2) Annual base rent is calculated using base rents (which are the gross rents payable by tenants, before taking into account any tenant improvements, leasing concessions and expense stops) at December 31, 1996.

(3) Average base rent per leased square foot is equal to the annual base rent divided by the total leased square feet.

(4) For presentation of net effective rent for leases entered into for the three years ended December 31, 1996, see the table on page 13.

(5) The Company owns a 20% interest in Gateway, a 10% interest in Fair Oaks and a 10% interest in Shady Grove. Information for these properties with respect to the net rentable area, percent leased, average base rent per leased square foot and net effective rent is presented for the entire property and information with respect to annual base rent reflects the partial ownership interests.

(6) Weighted average, taking into account the Company's partial ownership in Gateway, Fair Oaks and Shady Grove.

     The following table sets forth the net rentable area or gross leasable area, as applicable, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Commercial Properties (including three wholly-owned commercial properties sold by the Company in the fourth quarter of 1996):

                                                                                     Average
                            Net Rentable                                          Base Rent Per
                             Area/Gross          Percent Leased (2)          Leased Square Foot (4)
     Year Ended            Leasable Area        ---------------------          ----------------------
     December 31,         (Square Feet)(1)      Office (3)     Retail          Office     Retail
     ------------         ----------------      ----------     ------          ------     ------
         1996                   724,470            96.1%         N/A           $17.23        N/A
         1995                   999,840            96.3%        90.8%           16.32       $9.17
         1994                   677,026            95.5%        88.3%           15.47        9.38
         1993                   677,026            95.5%        91.9%           15.47        9.86
         1992                   677,026            90.9%        93.6%           16.96        8.97

-----------------

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


     The following table sets forth a schedule of the lease expirations for leases in place as of December 31, 1996 for the Commercial Properties:

                                               Net Rentable                                        Percent of Total
      Year of           Number of               Area/Gross                Annualized Base           Annualized Base
       Lease          Tenants with             Leasing Area                   Rent of                   Rent of
     Expiration      Expiring Leases        (Square Feet) (1)         Expiring Leases (1)(2)        Expiring Leases
     ----------      ---------------        -----------------         ----------------------        ---------------
          1997              12                  43,994                        68,917                     6.3%
          1998               9                 123,648                       263,170                    17.8%
          1999              16                  85,705                       206,650                    12.3%
          2000              20                 159,385                       390,905                    22.9%
          2001              12                 139,049                       542,360                    20.0%
          2002               7                 104,976                       272,025                    15.1%
          2003               3                  26,790                        83,556                     3.8%
          2004               2                   3,836                         7,224                      .5%
          2005               1                   4,160                         8,320                      .6%
          2006               1                   4,834                        18,368                      .7%
          2007+              0                       -                             -                       -
                           ---               ---------                     ---------                   -----
                            83                 696,377                     1,861,495                   100.0%
                           ===                 =======                     =========                   =====

-------------------------------

(1) Excludes 28,093 square feet of space not leased as of December 31, 1996. Net rentable area of expiring leases includes 100% of leases at Gateway, Fair Oaks and Shady Grove in which the Company owns a 20%, 10% and 10% interest, respectively. Annualized base rent includes 20%, 10% and 10% of rent attributable to leases at Gateway, Fair Oaks and Shady Grove, respectively, to reflect the Company's partial ownership interest.

(2) Annualized base rent is calculated using base rents as of December 31, 1996.

     The following table sets forth certain additional leasing information with respect to all new leases for permanent space entered into at the Commercial Properties owned by the company at December 31, 1996, for the last three years:


                                                                   Office Properties
                                                                Year Ended December 31,
                                                     ---------------------------------------------
                                                        1996          1995 (2)         1994 (2)
                                                        ----          --------         --------
New Leasing Activity (per square foot):
Square Feet Leased                                    $82,355         $ 118,527         $ 28,941
Number of Leases                                           19                21                7
Weighted Average Term of Lease (years)                    4.4               4.5              4.9

Base Rent                                             $ 16.33         $   18.22         $  13.44
Expense Stop                                            (6.29)            (6.13)           (4.35)
                                                       ------         ---------         --------

Net Rent                                              $ 10.04         $   12.09         $   9.09
Tenant Improvements/Commissions (1)                     (3.22)            (2.08)           (2.14)
                                                      -------         ---------         --------

Net Effective Rent                                    $  6.82         $   10.01         $   6.95
                                                      =======         =========         ========

------------------------

(1)  Tenant   Improvements/Commissions   calculated  as  total  cost  of  tenant
     improvements and leasing commissions, divided by square feet leased, divided by weighted average lease term.

(2)  1995 and 1994 only include properties owned as of December 31, 1996.

Property Services

     Prior to the sale as of June 30, 1996 of the Company's commercial property services operations referred to in "Item 1: BUSINESS - Recent Developments" above, PGPSI provided a wide array of property services to the Properties, affiliates of PGPSI and the Company, and third-party clients, including property management, marketing, leasing, asset management, construction management and disposition services. As of December 31, 1995, PGPSI managed a total of 274 income-producing properties (including 61 properties owned by the Company) located in 20 states, consisting of 195 commercial properties and 79 multifamily residential communities. This management portfolio, which totaled approximately
26.4 million square feet of commercial space and 22,000 apartment units as of December 31, 1995, includes (i) 61 properties owned by the Company, (ii) 64 additional properties owned by affiliates of the Company and its executive officers and (iii) 149 properties owned by unaffiliated third-party owners.

     PRSI has continued the residential property services operations of PGPSI, including its focus on maximizing the performance of each property under its management through proactive management that focuses on maintaining tenant satisfaction to reduce tenant rollover, aggressive reletting of apartment units and utilization of operating efficiencies as a result of the size of PRSI's management operations. In addition to providing the Company with an additional source of cash flow, providing property services to clients through PRSI enables the Company to achieve economies of scale in its management operations and to obtain in-depth knowledge about existing and new markets and submarkets, which provides the Company with greater information about future development and acquisition opportunities. As of December 31, 1996, PRSI managed 77 multifamily residential communities (including the Residential Properties) located across the United States containing approximately 21,696 apartment units.

Operating Information

     For information relating to the Company's net income and other aspects of its results of operations, see the Consolidated and Combined Financial
Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Mortgage Financing

     The Properties are subject to existing mortgage indebtedness in an aggregate principal amount as of December 31, 1996 of $297.3 million, carrying a weighted average interest rate of 7.7% and a weighted average maturity of 5.8 years (assuming loans callable before maturity are called as early as possible). The existing mortgage indebtedness on the Properties is set forth in the table below:

                                                                                                       Estimated
                                              Principal          Annual                                Balance
                              Interest      Balance (15)         Debt               Maturity            Due at
          Property              Rate      (as of 12/31/96)      Service             Date (1)           Maturity
          --------              ----      ----------------      -------             --------           --------
Pool A Properties (2)           8.36%       $61,710,000      $5,158,956         July 15, 2001        $61,700,000

Landtree                        8.52%         3,780,000         322,056         July 15, 1999          3,780,000
Summerplace I & II              8.52%         6,330,000         539,316         July 15, 1999          6,330,000
Summerplace III                 8.52%         3,720,000         316,944         July 15, 1999          3,720,000
The Vineyard                    7.30%        10,500,000         766,500         Jan. 15, 1999         10,500,000
4th Street Station I            8.52%         5,120,000         436,224         July 15, 1999          5,120,000
4th Street Station II           8.52%         5,070,000         431,964         July 15, 1999          5,070,000
CocoWest I                      8.52%         2,670,000         227,484         July 15, 1999          2,670,000
CocoWest II                     8.52%         3,780,000         322,056         July 15, 1999          3,780,000
Greenhouse                      8.52%         3,580,000         305,016         July 15, 1999          3,580,000
Parsons Run                     8.52%         3,840,000         327,168         July 15, 1999          3,840,000
Summerset Bend                  8.52%         4,500,000         383,400         July 15, 1999          4,500,000
Deerfield                       5.75%         8,200,000         471,500          June 1, 2003 (3)      8,200,000
Deerfield                       7.00%         1,685,833         224,150 (4)      June 1, 2003 (5)        820,000(6)
Copper Creek (KY)               5.88%         8,900,000         523,320          June 1, 2003 (7)      8,900,000
Copper Creek (KY)               6.00%           230,000         125,342 (4)      Dec. 1, 1998 (8)              0
Glenridge                       7.50%         2,984,231         223,817         Nov. 15, 1998          2,984,231
Glenridge                       7.50%           710,530          53,290         Nov. 15, 1998            710,530
Camden Passage                  7.50% (9)     7,350,373         551,278       October 1, 2003          6,572,145
Eastchase                       7.50%         2,948,521         221,139          June 7, 1998 (10)     2,948,521
Glen                            7.50% (11)    6,571,571         546,904          Jan. 1, 2000          6,371,817
Westchase                       8.52%         4,440,000         378,288         July 15, 1999          4,440,000
Fairlane                        8.50%         3,461,542         359,856        August 1, 1999          3,272,709
Nationwide-North  Carolina
  Property (12)                 7.29%        14,000,000       1,020,600         Dec. 10, 2005         12,225,503
Nationwide-Texas
  Properties (12)               7.29%        22,073,000       1,609,122         Dec. 10, 2005         19,275,252
Nationwide-Missouri
  Properties (12)               7.29%        32,927,000       2,400,378         Dec. 10, 2005         28,753,509
River Oaks                      8.44%         6,350,443         611,749 (13)    Oct. 15, 1999          6,116,824
Spanish Trace                   7.35%         9,763,629         795,275         Sept. 1, 2028                  0
Schooner Bay                    7.70%         7,391,832         667,820 (13)    Nov. 10, 2003          6,508,363
PGPSI Equipment Loans           9.50%             3,151           2,515         April 1, 1998                  0
                                         --------------    ------------                             ------------
   Subtotal:                               $254,591,656     $20,323,427                             $232,689,404

Line of Credit (14)            Various       42,700,000       3,265,210         July 27, 1998         42,700,000
                                         --------------   --------------                           -------------
   Total:                                  $297,291,656     $23,588,637                             $275,389,404
                                           ============     ===========                             ============

---------------------------

(1) All of the mortgages can be prepaid at any time, in whole or in part, subject to prepayment penalties typically calculated on a yield maintenance basis, except for the mortgages encumbering Copper Creek (KY), Deerfield, Glen and Fairlane, which are closed to prepayment for varying lengths of time.

(2) The "Pool A Properties" are Grove, The Reserve, Broadmoor, Chasewood, Dolphin Pointe, Lookout Pointe, Post Oak, Sundance, Westchase Park, Westgate I, Westgate II, Copper Creek (NC), Falls and Chesapeake. The loan is secured by the Pool A Properties on a cross-collateralized basis.

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

(13) The amount noted represents the annual debt service projected for 1997.

(14) Advances under the line of credit are secured by Properties that do not secure other mortgage loans. The principal balance shown represents the amount advanced and outstanding as of December 31, 1996. Annual debt service represents the amount projected for 1997, assuming no change in the interest rates in effect as of December 31, 1996.

(15) The mortgage indebtedness for properties owned by Paradim is not included in the table. The two completed properties are subject to mortgage indebtedness in the outstanding amount of $23,731,658 as of December 31, 1996. One property under construction is collateral for a construction loan from the Company in the outstanding amount of $9,723,075 at December 31, 1996. Under the terms of the loan agreement effective April 1, 1996, Paradim may borrow up to $11,500,000 from the Company for the property's construction.


Line of Credit

     Concurrent with the Initial Offering, the Company obtained a line of credit facility in the amount of $75 million. The commitment was subsequently increased to $115 million and in December 1995 was reduced by the Company to $90 million and under certain conditions could be increased to $150 million. On July 27, 1996, the Company executed a renewal and modification of the line of credit facility. Under the terms of the new agreement, the Company may borrow up to $85 million including up to $50 million related to development activities. The line of credit matures in July 1998, but may be extended through July 1999 at the Company's option. Borrowings under the line of credit are collateralized by specified operating properties and properties under development. The interest rate on the amounts outstanding under the line are based on, at the Company's election, either (i) the greater of the prime rate or the

Federal Funds rate plus .50% or, (ii) the London Interbank Offer Rate ("LIBOR") plus 2.0% - 2.25%, depending on certain financial ratios concerning leverage and debt service coverage. The line of credit reprices, at the Company's discretion, in defined intervals ranging from 1 to 360 days. As the line of credit is drawn or reprices, the Company enters into a contract and selects the term and the interest rate option it desires. If the Company selects a contract based upon LIBOR plus 2.0% - 2.25%, then the interest rate becomes fixed for the term selected. Otherwise, the contract rate varies based upon the appropriate index.

     At March 25, 1997, $42.7 million was outstanding under the line of credit in two separate contracts. One contract in the amount of $30.7 million is priced at 7.50% and the second contract in the amount of $12.0 million is priced at 7.69%. Both contracts reprice on April 16, 1997.

     The Company anticipates that the line of credit will continue to be used primarily to fund development or acquisition of additional properties and for general working capital purposes.

     Under the terms of the modified line of credit agreement, the Company is subject to the following financial covenants: 1) maintenance of a defined minimum tangible net worth, 2) limitation on the percentage of total liabilities to a calculated gross asset value, 3) coverage ratio requirement against interest expense, 4) coverage ratio requirement against debt service and defined capital expenditures, 5) limitations, which vary with each respective quarterly period, on partner distributions in excess of a defined percentage of funds from operations (as defined herein) buy the Operating Partnership, and 6) limitations on the percentage of certain investments to the calculated gross asset value.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1996.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of Common Stock of Paragon Group, Inc. are listed on the New York Stock Exchange under the symbol "PAO".CUSIP:699116 10 9.

     On March 14, 1997 the last reported sale price of the Common Stock on the NYSE was $17.75 per share.

     As  of  March  14,  1997,   Paragon  Group,   Inc.  had  approximately  298
stockholders of record and 14,791,165 shares of Common Stock outstanding.

Quarterly Stock Price Information
-------------------------------------------------------------------------------------------------------------
                                                                                             Dividend
                                                                                              Per
Partial Period or Quarter Ended                                High           Low             Share
-------------------------------------------------------------- -------------- --------------- ---------------
January 1, 1995 through March 31, 1995.....................    19 1/2         15 3/4          $0.465
April 1, 1995 through June 30, 1995........................    18 7/8         16 1/2          $0.465
July 1, 1995 through September 30, 1995....................    19             16 3/8          $0.465
October 1, 1995 through December 31, 1995..................    17 5/8         15 1/4          $0.465

January 1, 1996 through March 31, 1996.....................    19             17 1/8          $0.465
April 1, 1996 through June 30, 1996........................    18 1/4         15              $0.465
July 1, 1996 through September 30, 1996....................    17             15              $0.465
October 1, 1996 through December 31, 1996..................    17 3/4         15 1/2          $0.465

Item 6. SELECTED FINANCIAL DATA

PARAGON GROUP, INC. AND PREDECESSORS
SELECTED FINANCIAL DATA
(In thousands, except per share data and property data)

                                                          Company                                Predecessors
                                           ---------------------------------------   --------------------------------------
                                                                     For the Period  For the Period
                                           Years Ended December 31,    July 27 to      January 1    Years Ended December 31,
                                           -------------------------  December 31,        to       ------------------------
                                                                        1994, as       July 26,
                                              1996          1995      Restated (1)      1994          1993         1992
                                           -------------------------------------------------------------------------------
Operating Data
Rental                                    $  91,037     $  80,437     $  32,099         39,018       66,848        60,984
Property management and leasing services      8,851        22,296         9,821         13,875       24,900        24,541
Other income                                  4,841         4,835         2,792          4,049        5,104         4,435
                                           ---------    -----------   ----------   -----------  -----------   -----------
   Total revenues                           104,729       107,568        44,712         56,942       96,852        89,960
Operating expenses (before depreciation
   and amortization)                         58,709        60,075        24,798         33,375       52,560        51,300
Depreciation and amortization                19,552        18,561         7,019          6,499       11,321        10,747
Interest expense                             22,066        17,011         6,448         14,858       26,713        27,793
Reorganization costs (2)                          -             -         7,796              -            -             -
Gain (loss) on sale of properties             9,209           (21)            -              -          136             3
Gain on sale of commercial property
    services business                        11,930             -             -              -            -             -
Income (loss) before extraordinary items     21,215        10,063          (825)         2,639        6,871           277
Net extraordinary items (3)                       -             -         1,636          1,776        9,092           965
Net income                                $  21,215        10,063           811          4,415       15,963         1,242

Per share data:
   Income (loss) before extraordinary
      items                               $    1.43          0.68         (0.06)
   Net income                             $    1.43          0.68          0.06
   Dividends declared per common share
      outstanding (4)                     $    1.86          1.86         0.795
   Weighted average common shares
      outstanding                         $  14,791        14,698        14,514

Balance Sheet Data
Real estate, net of accumulated
   depreciation                           $ 489,906       505,034       411,777                     245,523       252,660
Total assets                                536,867       539,611       442,548                     262,953       266,242
Mortgages and notes payable                 297,292       293,780       182,056                     267,650       274,174
Stockholders' equity (deficit)              174,506       178,466       193,434                     (40,031)      (42,726)

Other Data
Cash flows provided by (used in):
   Operating activities                   $  28,936        36,522        11,098         11,995       18,630        12,269
   Investing activities                     (14,434)     (103,366)     (192,477)        (3,140)      (3,585)      (20,731)
   Financing activities                     (13,998)       67,514       179,509         (5,927)     (14,285)        7,342
Funds from operations (5)                    27,285        32,553        15,020          9,739       19,228        11,918

Property Data (6)
Total Residential Properties (end of year)       55            53            49                          48            47
Total Apartment Units (end of year)          15,406        14,818        13,240                      12,833        12,547
Total Commercial Properties (end of year)         3             6             4                           4             4
Weighted Average Monthly Residential Rate
   per Apartment Unit for Residential
   Properties                              $    535           512           488                         474           461
Weighted Average Occupancy for
   Residential Properties                      92.6%         93.6%         93.6%                       93.8%         92.4%

(1) In 1995, the Company changed its method of accounting for its investment in its property services subsidiary from the cost method to consolidation. The financial statements for the period from July 27 to December 31, 1994 have been restated to reflect this accounting change. See Note 2 to the December 31, 1996 consolidated financial statements included elsewhere herein.

(2) Reorganization costs represents non-recurring costs, principally legal, accounting and other costs, incurred in connection with the formation of the Company.

(3) Net extraordinary items represents extraordinary gain from forgiveness of debt, net of minority interests, less extraordinary loss from early extinguishment of debt, net of minority interest.

(4) The dividend paid by the Company for the partial quarter ended September 30, 1994 was $.33 per share. During 1995, the Company paid quarterly dividends, with respect to the fourth quarter of 1994 through the third quarter of 1995, of $.465 per share. During 1996, the Company paid quarterly dividends, with respect to the fourth quarter of 1995 through the third quarter of 1996, of $.465 per share. On January 2, 1997, the Company declared a dividend with respect to the fourth quarter of 1996, of $.465 per share which was paid on January 23, 1997.

(5) Funds from Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO, should be disregarded in its calculation. Prior to March 1995, the NAREIT definition of FFO allowed the add back of non-real estate depreciation and amortization, such as deferred loan cost amortization. The Company has reported FFO according to the definitions prescribed by NAREIT for each of the periods presented. Management generally considers FFO to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent cash flows from operating activities as defined by GAAP, should not be considered as an alternative to net income as an indicator of the Company's operating performance and is not indicative of cash available to fund all cash flow needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The following table represents the Company's calculation of FFO (dollars in thousands):

                                                               Company                                Predecessors
                                                ---------------------------------------    --------------------------------------
                                                                          For the Period
                                                 Years Ended December 31,   July 27 to    For the Period   Years Ended December 31,
                                                -------------------------   December 31,   January 1 to   -------------------------
                                                                             1994, as        July 26,
                                                   1996            1995     Restated (1)      1994         1993           1992
                                                ----------------------------------------   ----------------------------------------
   Net income                                   $   21,215      $  10,063   $     811      $   4,415    $   15,963     $    1,242
   Adjustments to net income:
    Minority interests in income                     5,338          2,612        (207)             -             -              -
    Minority interests in cash flow                   (219)          (287)       (147)             -             -              -
    Reorganization costs incurred in connection
        with the formation of the Company                -              -       7,796              -             -              -
    Gain on sale of properties *                    (8,590)             -           -              -          (136)            (3)
    Gain on sale of commercial property
        services business                          (11,930)             -           -              -             -              -
    Post-Measurement Date FFO from commercial
       property services business                      674              -           -              -             -              -
    Extraordinary items, net of minority
        interests                                        -              -      (1,636)        (1,776)       (9,092)          (965)
    Real Estate depreciation/amortization           17,783         15,377       6,357          6,200        10,771         10,201
    Non-real estate depreciation/amortization            -              -         180            299           550            546
    Real Estate depreciation/amortization from
        unconsolidated ventures                        891            542         180            110             -              -
    Deferred loan cost amortization included in
        interest expense                                 -              -         602            472         1,219            800
    Amortization of management and
        leasing contracts                              598          2,231         482              -             -              -
    Grants/amortization of employee
        restricted stock                             1,525          1,462         577              -             -              -
    Other cash reorganization expenses                   -            553           -              -             -              -
    Adjustment for straight-lining of
        rents                                            -              -          25             19           (47)            97
                                                ----------       --------   ---------      ---------    ----------     ----------
   Funds from Operations                        $   27,285       $ 32,553   $  15,020      $   9,739    $   19,228     $   11,918
                                                ==========       ========   =========      =========    ==========     ==========
   Supplemental Information:
    Adjustment for straight-lining of
        rents                                   $      (47)     $   (128)   $        -     $       -    $        -     $        -
                                                ==========      ========    ==========     =========    ==========     ==========

* Excludes $619 of gain on the sale of the Post and Paddock office/warehouse development which the Company's property services subsidiary developed for sale.

(6) Includes statistical information for all stabilized residential properties and all commercial properties for the periods presented as if controlled by the Company or the Predecessors. A residential property is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy on the first day of any month or (ii) one year after completion of construction.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is based primarily on, and should be read in conjunction with, the Consolidated and Combined Financial Statements of Paragon Group, Inc. and Predecessors and notes thereto appearing elsewhere in this report.

Overview

     Paragon Group, Inc. (together with its subsidiaries, the "Company") is a fully integrated, diversified real estate investment trust headquartered in Dallas, Texas focused on the operation, development and acquisition of multifamily residential communities in its key markets in the Southwest, Midwest, Carolina and Florida markets. The Company is a self-administered and self-managed real estate investment trust ("REIT") that as of December 31, 1996, owned (either directly or through interests in other entities) interests in 64 properties -- 57 multifamily residential communities containing 15,954 apartment units and 3 commercial properties located in six states, with three additional multifamily residential communities under construction for which 856 units are planned, and a 12.6 acre tract of land for which 320 multifamily residential units are planned which the Company acquired in December 1996 for future development. At December 31, 1996, two of the multifamily residential communities containing 548 units are in the initial lease-up phase. The commercial properties include three office buildings containing 724,470 rentable square feet. The Company has also entered into a non-recourse ground lease, which commenced on October 24, 1996, related to approximately 27.47 acres in Louisville, Kentucky for potential development of an additional multifamily residential community in 1997.

     In addition, the Company, through an affiliate, Paragon Residential Services, Inc. ("PRSI"), provides residential property services, including property management, leasing, construction, development, acquisition, and disposition services, for its owned residential communities as well as for affiliated and third party residential owners. As of December 31, 1996, PRSI managed 77 multifamily residential communities located across the United States containing approximately 21,696 apartment units (of which 57 communities and 15,954 units were owned by the Company, either directly or through interests in other entities). The Company sold its economic interest in its commercial property services business as of June 30, 1996. See "Company Activities" below. Prior to June 30, 1996, the Company's residential and commercial property services business was conducted through Paragon Group Property Services, Inc. ("PGPSI").

Company Activities

Proposed Merger

     On December 16, 1996 the Company executed an Agreement and Plan of Merger (the "Agreement") with Camden Property Trust ("Camden") which provides for, among other things, the merger of the Company into a wholly-owned subsidiary of Camden through a tax-free exchange of each share of the Company's common stock for .64 common shares of beneficial interest of Camden, whereby stockholders of the Company will become shareholders of Camden.

     The Company has the option to terminate the Agreement in the event the average closing price of Camden common shares ("Average Closing Price") falls below $25.67 during a specified pricing period prior to a special meeting of the stockholders of the Company. In the event the Company elects to terminate the Agreement, Camden has the option of adjusting the exchange ratio of .64 to equal a number obtained by dividing $16.43 by the Average Closing Price.

     An affirmative vote of holders of two-thirds of the outstanding shares of the Company's common stock is required to approve the Agreement. A special meeting of the Company's stockholders is scheduled for April 15, 1997 to vote on the Agreement.

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

Development

     On January 29, 1996, the Company, through PGPSI, acquired a 5.15 acre tract of land in suburban Dallas, Texas and commenced construction on the 108,600 square feet Post and Paddock office/warehouse development. Construction was completed in November 1996 and the property was sold on December 4, 1996 for $3.7 million.

     The Company entered into a non-recourse ground lease, which commenced on October 24, 1996, related to approximately 27.47 acres in Louisville, Kentucky for potential development in 1997. The ground lease allows the Company to develop, at its' discretion, a one or two phase multifamily residential community on the leased acreage. The lease has a term of 40 years and under certain conditions, the Company has the option to acquire the land. Monthly lease payments which are estimated to range from $7 to $14 have been deferred until July 1, 1997.

     On December 13, 1996, the Company acquired a 12.6 acre tract of land in Orlando, Florida for $2.0 million. A 320 unit multifamily residential community is planned for the site which, when developed, will be the second phase of the completed 272 unit Renaissance Pointe apartments.

     During 1996, the Company completed construction of three multifamily residential communities containing a total of 824 apartment units. At December 31, 1996, an additional 856 apartment units were under construction which are scheduled for completion in the first and second quarters of 1997, including 336 units owned by Paradim. The three multifamily residential properties completed in 1996 include the 276 unit Heron Pointe apartments in Tampa, Florida completed in February 1996, the 272 unit Renaissance Pointe apartments in Orlando, Florida completed in July 1996 and the 276 unit Stone Gate apartments completed in August 1996. At December 31, 1996, the Renaissance Pointe apartments and the Stone Gate apartments were in the initial lease-up phase.

     In March 1997, the Company completed construction of the 336 unit Brassfield Park apartments in Greensboro, North Carolina which is owned by Paradim.

     On July 1, 1996, the Heron Pointe apartments achieved stabilization at an occupancy of 94.9%. On October 1, 1996, the 240 unit Stone Creek apartments in suburban north Dallas, Texas, completed in November 1995, achieved stabilization at an occupancy of 94.6%. On January 1, 1997, the Renaissance Pointe apartments achieved stabilization at an occupancy of 93.0%. A residential property is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy on the first day of any month or (ii) one year after completion of construction.

     The Company anticipates that development properties which were recently completed will not generate their full net income potential for the year ended December 1997. Additionally, those properties currently under development are expected to experience operating losses during their stabilization period from completion to lease-up. The Company believes, however, that the positive impact of these development projects, once stabilized occupancy levels are achieved, will significantly contribute to the net income from operations of the Company.

Acquisitions

     On November 8, 1996, the Company purchased two North Carolina multifamily residential communities (the 240 unit Habersham Pointe apartments in Charlotte, North Carolina and the 216 unit River Oaks apartments in Greensboro, North Carolina) from a single seller for a total purchase price of $20.9 million, including the assumption of mortgage indebtedness in the amount of $6.36 million collateralized by the River Oaks apartments. Both properties are well leased and in good physical condition. On a combined basis, the properties are projected to generate an unleveraged yield for 1997 in excess of 9.5%.

Dispositions

     As a result of the sale of its commercial property services business, the Company disposed of its three wholly-owned operating commercial properties in the fourth quarter of 1996. The Company also sold the Turtle Creek I and the Turtle Creek II apartments in Asheville, North Carolina in the fourth quarter of 1996.

The 1996 property sales are summarized in the following table (dollars in thousands):

                                                                                     SF/
                Date Sold                 Property              Location          # of Units      Sales Price
                ---------                 --------              --------          ----------      -----------
       Commercial Properties
       October 1, 1996               Southwood Mall            Bradenton, FL       113,949        $  3,170
       October 31, 1996              Westgate Centre           St. Louis, MO        58,935           7,130
       December 19, 1996             The Paragon               St. Louis, MO       102,486          10,000

       Multifamily Properties
       December 12, 1996             Turtle Creek I            Asheville, NC           208           7,075
       December 12, 1996             Turtle Creek II           Asheville, NC           176           6,725
                                                                                                     -----

       Total                                                                                       $34,100
                                                                                                   =======

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets", properties held for sale are to be carried at the lower of the carrying amount or estimated fair value less selling costs. Accordingly, at June 30, 1996, the Company recognized an impairment adjustment of $1.1 million, all of which related to Southwood Mall, which is included in gain (loss) on sale of properties in the accompanying statements of operations.

     In January  1997,  the Company sold the 232 unit  Brookfield  apartments in
Dallas, Texas for $5.46 million, the 352 unit Westchase apartments in Charleston, South Carolina for $11.13 million and the 251 unit San Miguel apartments in St. Louis, Missouri for $6.88 million. Net proceeds from the sale of these properties were used to repay borrowings under the Company's line of credit, fund multifamily development expenditures and for general working capital purposes.

     In addition, in an effort to maximize the long term growth potential of the portfolio, management intends to regularly evaluate the possible disposition of targeted multifamily residential assets where a redeployment of capital can increase geographic efficiencies or improve operating results.

Joint Venture

     On April 1, 1996, the Company entered into a joint venture (Paradim) with Careit Investments Limited Partnership ("Careit"), an affiliate of Caisse de depot et placement du Quebec, to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates. The Company and Careit each have committed to invest up to $22.5 million, primarily through a newly formed Maryland corporation, Paradim, Inc., which intends to qualify as a REIT for Federal income tax purposes. Each investment by Paradim, Inc. is to be made through separate limited liability companies or limited partnerships in which Paradim, Inc. will own an 89% interest as the managing member or general partner, the Company will own a 1% interest and a number of private investors will own the remaining interests. In connection with Paradim, Inc.'s initial capitalization, the Company effectively contributed its interest in three properties (Overlook, formerly known as The Phoenix, a 220-unit multifamily residential complex in Charlotte, North Carolina; Highpoint, a 708-unit multifamily residential complex in Dallas, Texas; and Brassfield Park, a 336-unit multifamily residential complex in Greensboro, North Carolina which was under development in 1996 and recently completed in March 1997) and Careit contributed $7.93 million in cash. At formation, the Company also received a distribution of approximately $6.62 million, which was used to repay existing indebtedness under the line of credit. The Company recorded the initial contribution of these properties at their net carrying value on April 1, 1996, which was approximately $14.73 million (net book value of $41.84 million subject to existing indebtedness of $27.11 million). The Company's investment, which includes a direct 1% interest in two limited liability companies and one limited partnership and an approximate 43% indirect interest in such entities through its ownership in Paradim, Inc. (collectively, approximately 44%), is being accounted for under the equity method. As of December 31, 1996, the Company's aggregate investment in Paradim was approximately $7.95 million.


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

     On November 26, 1996, the Company paid a dividend, with respect to the third quarter of 1996, of $.465 per share of common stock. Concurrent with the dividend payment, the Operating Partnership distributed $.465 per Unit.

     On January 2, 1997, the Company declared a dividend, with respect to the fourth quarter of 1996, of $.465 per share of common stock which was paid on January 23, 1997 to holders of record on January 13, 1997. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit which was paid on January 23, 1997 to holders of record on January 13, 1997.

     On March 18, 1997, the Company declared a dividend, with respect to the first quarter of 1997, of $.3136 per share of common stock, payable April 15, 1997 to holders of record on March 31, 1997. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.3136 per Unit, payable April 15, 1997 to holders of record on March 31, 1997.

Results of Operations - Comparison of the year ended December 31, 1996 to the year ended December 31, 1995

     Net income for the year ended December 31, 1996 increased $11.1 million compared to the year ended December 31, 1995 principally as a result of the gain on sale of the commercial property services business of $11.9 million and the gain on sale of properties of $9.2 million. Net income was also affected by a decrease in total revenue of $2.8 million, an increase in total expenses of $4.7 million, an increase in equity in income of ventures of $.2 million, and an increase in minority interests in income of $2.7 million.

     Rental income increased $10.6 million, or 13.2%, for the year due primarily to increases in the rental income on the Company's multifamily residential same community portfolio and the addition of income generated from the acquisition and development of additional apartment units. The acquisition of apartment units in the fourth quarter of 1995 and 1996 contributed $5.3 million, the completion of apartment units developed by the Company contributed $4.6 million and rental income on the Company's multifamily residential same community portfolio increased $1.4 million. The increases in rental income were offset by a decrease in rental income of $.4 million attributable to the disposition of two residential properties in December 1996 and to four residential properties excluded from the same community portfolio whose 1996 operations were adversely impacted by the Company's revenue enhancing capital expenditure program and a decrease in rental income of $.3 million attributable to the disposition of the Company's wholly-owned commercial properties in the fourth quarter of 1996.

     Property management income decreased $6.3 million, or 56.0%, and leasing and other property services income decreased $7.1 million, or 64.7%. The decreases were due primarily to the sale of the commercial property services business as well as terminated management contracts that were not replaced, reduced rates charged for management services on third-party contracts and to reduced transaction volume on which management, leasing and other property services' fees are earned.

     Property operating and maintenance expense increased $5.2 million, or 15.2%, due primarily to the acquisition and development of additional apartment units and to expense increases in the Company's multifamily residential same community portfolio. Expenses related to the apartment units acquired in the fourth quarter of 1995 and 1996 increased $2.33 million, the completion of apartment units developed by the Company accounted for $2.17 million of the increase and expenses on the Company's multifamily residential same community portfolio increased $.79 million, or 2.8%. Expenses on the two residential properties disposed of in December 1996 and on the four residential properties excluded from the same community portfolio whose 1996 operations were adversely impacted by the Company's revenue enhancing capital expenditure program were constant. The increase in property operating and maintenance expense of $5.2 million also included a decrease in expenses of $.09 million attributable to the disposition of the Company's wholly-owned commercial properties in the fourth quarter of 1996.

     Depreciation and amortization expense increased $1.0 million or 5.3%, due principally to the acquisition and development of additional apartment units, off-set by decreases in depreciation and amortization resulting from the sale of the commercial property services business.

     Property   management  expenses  decreased  $5.8  million,  or  32.0%,  due primarily to the sale of the commercial property services business.

     Interest expense increased $5.1 million, or 29.7%, due to an increase in operating debt principally associated with the acquisition and development of additional apartment units.

     General and administrative - property services decreased $.70 million, or 12.2%. The decrease resulted primarily from the sale of the commercial property services business, off-set by additional consulting and implementation expenses associated with the Company's new financial reporting and information system.

     Equity in income of ventures increased $.24 million, or 30.6%, due to an increase in income from the Company's commercial ventures and an increase resulting from the Company's investment in Paradim on April 1, 1996.

     During the year ended December 31, 1996, the Company recognized a net gain of $9.2 million from the sale of properties and a gain of $11.9 million from the sale of its commercial property services business.

Results of Operations - Multifamily Residential Communities

Total Portfolio

     The results of operations of the Company's total consolidated portfolio of 58 multifamily residential communities (as of December 31, 1996) for the years ended December 31, 1996 and 1995 is summarized in the following table (dollars in thousands). For the period after April 1, 1996, the consolidated results of operations do not include the operations of the three properties contributed to Paradim, which are now accounted for under the equity method. The operations of these properties for the period after April 1, 1996 are included in equity in income of ventures.

                                                                         Years Ended December 31,
                                                              -----------------------------------------------
                                                                                                    % of
                                                                    1996             1995          Change
                                                                    ----             ----          ------
     Rental and other revenue
        Same Community....................................      $    69,561       $    68,103        1.8%
        Development and Lease-Up..........................            5,535               821        5.9%
        Acquisitions......................................            6,377               919        6.8%
        Dispositions and Other............................            9,886            10,180       -0.3%
                                                              -------------     -------------      ------
                                                                     91,359            80,023       14.2%
                                                              -------------     -------------      ------
     Expenses
        Same Community....................................           28,799            28,004        2.4%
        Development and Lease-Up..........................            2,663               497        6.6%
        Acquisitions......................................            2,659               332        7.0%
        Dispositions and Other............................            4,117             4,120        0.0%
                                                              -------------     -------------      ------
                                                                     38,238            32,953       16.0%
                                                              -------------     -------------      ------

          Net operating income............................    $      53,121     $      47,070       12.9%
                                                              =============     =============      ======

Same Community

     The results of operations of the Company's multifamily residential "same community" portfolio for the years ended December 31, 1996 and 1995 is summarized in the following table (dollars in thousands, except for average monthly rental revenue per unit). The Company defines same community portfolio as those communities that achieved stabilized occupancy on or before January 1, 1995 that were owned by the Company throughout the years ended December 31, 1996 and 1995. The same community portfolio consists of 43 communities containing 11,577 apartment units. The Company has excluded from the same community portfolio four properties containing a total of 1,279 units whose 1996 operations were adversely impacted by the Company's revenue enhancing capital expenditure program. The Company implemented a revenue enhancing capital expenditure program in late 1995 to upgrade selected same community properties which it believed would generate the best long-term yields as a result of incremental capital investment. Investment at four of the 39 properties included in the program represent in excess of 50% of the overall budget. The substantial "repositioning" work undertaken at these properties disrupted normalized occupancy and rental efforts. Accordingly, the results of operations of these four properties have been excluded from the results of operations of the same community portfolio.

                                                                         Years Ended December 31,
                                                              -----------------------------------------------
                                                                                                      %
                                                                   1996             1995           Change
                                                                   ----             ----           ------
     Rental and other revenue
        Rental...............................................   $    67,241      $    65,876         2.1%
        Interest and other income............................         2,320            2,227         4.2%
                                                                -----------      -----------
                                                                     69,561           68,103         2.1%
                                                                -----------       ----------
     Expenses
        Property operating and maintenance expense...........        21,646           20,702         4.6%
        Real estate taxes and insurance......................         7,153            7,302        -2.0%
                                                                 ----------      -----------
                                                                     28,799           28,004         2.8%
                                                                 ----------      -----------

          Net operating income...............................   $    40,762      $    40,099         1.7%
                                                                ===========      ===========

     Average occupancy.......................................          93.5%            94.1%       -0.6%
                                                                ===========      ===========

     Average monthly rental revenue per unit.................   $       518      $       503         2.9%
                                                                ===========      ===========

     Rental income increased $1.4 million, or 2.1%, for the year ended December 31, 1996. For the year, average monthly base revenue per leased apartment unit increased $15, or 2.9%, from $503 to $518 and average occupancy decreased from 94.1% to 93.5%. The Company believes that the increases in the average monthly base revenue per leased apartment unit were achieved primarily as a result of the implementation of select rental increases allowed by improved economic conditions in certain of the Company's markets.

Development and Lease-Up Properties

     The results of operations of the Company's multifamily residential development and lease-up properties including completed development properties not stabilized at January 1, 1995 for the years ended December 31, 1996 and 1995 is summarized in the following table (dollars in thousands). The development and lease-up properties consist of the six consolidated properties developed by the Company which, when completed, will contain a total of 1,584 units. As of December 31, 1996, two of these properties (the 276 unit Heron Pointe and the 240 unit Stone Creek) have achieved stabilized occupancy and two of the properties containing 548 units are in the initial lease-up phase. The consolidated development and lease-up properties do not include the 336 unit Brassfield Park property which was under development during 1996 which the Company contributed to Paradim.

                                                                    Years Ended December 31,
                                                              ----------------------------------
                                                                     1996               1995
                                                                     ----               ----
     Rental and other revenue
        Rental...............................................   $     5,375         $       802
        Interest and other income............................           160                  19
                                                                -----------         -----------
                                                                      5,535                 821
                                                                -----------         -----------
     Expenses
        Property operating and maintenance expense...........         2,059                 471
        Real estate taxes and insurance......................           604                  26
                                                              -------------         -----------
                                                                      2,663                 497
                                                              -------------         -----------

          Net operating income............................... $       2,872       $         324
                                                              =============       =============

Acquisitions

     The consolidated results of operations of the six multifamily residential communities containing 2,034 apartment units acquired by the Company in 1995 and 1996 for the years ended December 31, 1996 and 1995 is summarized in the following table (dollars in thousands). The 1995 and 1996 acquisition properties include the four multifamily residential communities containing 1,578 apartment units acquired by the Company in the fourth quarter of 1995 and the two North Carolina multifamily residential communities containing 456 apartment units acquired by the Company in November 1996. The consolidated results of operations for the period after April 1, 1996 do not include the operations of the two multifamily residential properties acquired in the fourth quarter of 1995 (Overlook and Highpoint containing 928 units) which were contributed to Paradim and are now accounted for under the equity method. The operations of these properties for the period after April 1, 1996 are included in equity in income of ventures.

                                                                    Years Ended December 31,
                                                              -------------------------------------
                                                                     1996               1995
                                                                     ----               ----
     Rental and other revenue
        Rental...............................................   $     6,144         $       870
        Interest and other income............................           233                  49
                                                                -----------         -----------
                                                                      6,377                 919
                                                                -----------         -----------
     Expenses
        Property operating and maintenance expense...........         1,902                 243
        Real estate taxes and insurance......................           757                  89
                                                              -------------         -----------
                                                                      2,659                 332
                                                              -------------         -----------

          Net operating income............................... $       3,718       $         587
                                                              =============       =============

Dispositions and Other

     The results of operations for the years ended December 31, 1996 and 1995 for the two multifamily residential properties containing 384 apartment units disposed of by the Company in December 1996 and the four multifamily residential properties excluded from the same community portfolio whose 1996 operations were adversely impacted by the Company's revenue enhancing capital expenditure program is summarized in the following table (dollars in thousands).

                                                                    Years Ended December 31,
                                                              --------------------------------------
                                                                     1996               1995
                                                                     ----               ----
     Rental and other revenue
        Rental...............................................   $     9,530         $     9,863
        Interest and other income............................           356                 317
                                                                -----------         -----------
                                                                      9,886              10,180
                                                                -----------         -----------
     Expenses
        Property operating and maintenance expense...........         3,076               3,042
        Real estate taxes and insurance......................         1,041               1,078
                                                              -------------         -----------
                                                                      4,117               4,120
                                                              -------------         -----------

          Net operating income............................... $       5,769       $       6,060
                                                              =============       =============

Results of Operations - Comparison of the year ended December 31, 1995 to the year ended December 31, 1994

Presentation

     The Company, subsequent to the Initial Offering on July 27, 1994 and through the third quarter of 1995, accounted for its investment in PGPSI under the cost method consistent with prior regulatory direction. However, in September 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus in EITF 95-6 "Accounting by a Real Estate Investment Trust for an investment in a Service Corporation" that the cost method of accounting for such investments was not appropriate and, based upon the specific facts and circumstances, either the equity method or consolidation accounting should be used. While the Company only held 1% of the voting stock of PGPSI, due to its 99% economic interest and other factors the Company believes that the consolidation method should be used and provides for the most meaningful financial statement presentation. Accordingly, in the fourth quarter of 1995, the Company changed its method of accounting for PGPSI from the cost method to consolidation of the financial position and results of operations of PGPSI in the Company's consolidated financial statements. Furthermore, as required by EITF 95-6, the 1994 financial statements (specifically, the period from July 27, 1994 through December 31, 1994) have been restated to consolidate PGPSI.

Results of Operations

     Net income for the year ended December 31, 1995 increased $4.8 million compared to the year ended December 31, 1994 while income before extraordinary items increased $8.2 million. Total revenue increased $5.9 million and total expenses decreased $5.1 million while minority interests increased $2.8 million, extraordinary gain from forgiveness of debt, net of minority interests decreased $8.6 million and extraordinary loss from early extinguishment of debt, net of minority interests decreased $5.2 million.

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

     Property management expenses decreased $3.2 million, or 14.8%, due principally to the realignment within PGPSI during 1995 and the effect of the cost sharing agreements between PGI and PGPSI. That sharing was in place for a full year in 1995 and only from August through December in 1994.

     Interest expense decreased $4.3 million, or 20.2%, due to a reduction of the Company's outstanding debt concurrent with the formation of the Company. Additional debt added in December 1995 caused a nominal increase as most was added late in the fourth quarter of 1995.

     General and administrative expenses - property services increased $1.6 million in 1995 over 1994 principally due to expenses associated with the realignment of PGPSI mentioned above. Severance and other realignment expenses totaled $.7 million in 1995, while other expenses including travel and temporary services increased by $.9 million due to the implementation of the realignment and a computer conversion.

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

Liquidity and Capital Resources

     During the year the Company increased its total debt from $293.8 million at December 31, 1995 to $297.3 million at December 31, 1996. The Company borrowed additional fixed-rate term debt of $7.4 million in November 1996 collateralized by the 278 unit Schooner Bay apartments in Tampa, Florida. This borrowing was used to fund a portion of the purchase of the Habersham Pointe and River Oaks apartments in November 1996. In connection with the purchase of the River Oaks apartments, the Company also assumed $6.36 million of mortgage indebtedness collateralized by the property. In July 1996, the Company renewed its line of credit facility. Under the terms of the new agreement, the Company may borrow up to $85 million including up to $50 million related to development activities. At December 31, 1996, $42.7 million of debt is represented by advances under the Company's line of credit. These advances are in two contracts at fixed rates. One contract in the amount of $30.7 million is priced at 7.63% and the second contract in the amount of $12.0 million is priced at 7.69%. During 1996, $73.7 million of new borrowings were drawn under the line of credit and $45.5 million was repaid.

Mortgage Debt

     Mortgages payable consist of 30 loans ($254.6 million principal amount) at December 31, 1996, each of which is collateralized by properties included in real estate assets. At December 31, 1996, 22 of the loans ($219.1 million principal amount) carry a fixed interest rate and provide for the monthly payment of interest only, and 8 loans ($35.5 million principal amount) provide for monthly payments of principal and interest at a fixed rate. Interest rates on the fixed rate mortgages range from 5.75% to 8.52% at December 31, 1996 with a weighted average interest rate of 7.75%. During 1996, $12.8 million of principal was repaid on mortgage loans.

Line of Credit

     Concurrent with the Initial Offering, the Company obtained a line of credit facility in the amount of $75 million. The commitment was subsequently increased to $115 million and in December 1995 was reduced by the Company to $90 million and under certain conditions could be increased to $150 million. On July 27, 1996, the Company executed a renewal and modification of the line of credit facility. Under the terms of the new agreement, the Company may borrow up to $85 million including up to $50 million related to development activities. The line of credit matures in July 1998, but may be extended through July 1999 at the Company's option. Borrowings under the line of credit are collateralized by specified operating properties and properties under development. The interest rate on the amounts outstanding under the line are based on, at the Company's election, either (i) the greater of the prime rate or the Federal Funds rate plus .50% or, (ii) the London Interbank Offer Rate ("LIBOR") plus 2.0% - 2.25%, depending on certain financial ratios concerning leverage and debt service coverage. The line of credit reprices, at the Company's discretion, in defined intervals ranging from 1 to 360 days. As the line of credit is drawn or reprices, the Company enters into a contract and selects the term and the interest rate option it desires. If the Company selects a contract based upon LIBOR plus 2.0% - 2.25%, then the interest rate becomes fixed for the term selected. Otherwise, the contract rate varies based upon the appropriate index.

     At March 25, 1997, $42.7 million was outstanding under the line of credit in two separate contracts. One contract in the amount of $30.7 million is priced at 7.50% and the second contract in the amount of $12.0 million is priced at 7.69%. Both contracts reprice on April 16, 1997.

     The Company anticipates that the line of credit will continue to be used primarily to fund development or acquisition of additional properties and for general working capital purposes.

     The scheduled principal payments related to all debt outstanding as of December 31, 1996 are as follows (dollars in thousands):

         Year                   Amount
         --------------------------------
         1997     .......... $        623
         1998     ..........       47,081
         1999     ..........       68,380
         2000     ..........        8,068
         2001     ..........       63,540
         Thereafter.........      109,600
                               ----------
         Total    .......... $    297,292
                             ============

     The maturities reflected above for 1998 include $42.7 million of amounts outstanding under the line of credit. The schedule above assumes (i) a balloon payment may be required on tax exempt bonds that were issued to finance two of the properties upon the expiration, in 2003, of the credit enhancement currently securing these bonds and (ii) the exercise of the put/call option on a loan securing one of the properties in 1998. Since the Company anticipates that very little of the principal of its mortgage indebtedness will be amortized prior to maturity and the Company will not have sufficient funds to repay such indebtedness at maturity, it will be necessary for the Company to refinance such debt either through additional debt financing secured by individual properties or groups of properties, through unsecured private or public debt offerings or through additional equity offerings.

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

     During 1994, the Company incurred an average of $226 per apartment unit for capital expenditures prior to, and $162 per apartment unit subsequent to, the Initial Offering. During 1995 and 1996, the Company incurred a per unit average of $392 and $939, respectively, for normalized and revenue enhancing capital expenditures. Included in the per unit average for 1996 is $477 representing revenue enhancing capital expenditures on 39 of the Company's multifamily properties. The Company implemented a program in late 1995 to upgrade selected properties which it believed would generate the best long term yields as a result of incremental capital investment. Properties were generally selected due to locational and submarket outlook and the property's competitive position in the submarket. This "repositioning" plan is expected to be completed in the first quarter of 1997.

     Also included in the 1996 per unit average is $1.07 million of deferred maintenance and acquisition enhancement expenditures on four properties purchased in December 1995. These costs represent a portion of $2.6 million originally contemplated to be spent on these properties when they were underwritten for purchase by the Company.

     After taking into consideration these factors, the "normalized" capital expenditures on the properties during 1995 and 1996 averaged $392 and $387 per unit, respectively. Capital expenditures in the future are expected to be funded from Company operations, existing cash balances, and borrowings under the Company's line of credit.

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

     Consistent with the interpretive guidance by NAREIT, in 1996, the Company changed its method of calculating FFO. The change primarily results in the Company no longer adding back to net income certain non-cash and non-real estate depreciation and amortization charges, such as deferred loan cost amortization, in determining FFO. For purposes of comparison, the calculation of FFO for 1995 has been prepared under the new definition. The impact of the change was a reduction in FFO of approximately $2.7 million and $2.4 million, respectively, for the years ended December 31, 1996 and December 31, 1995. The following table represents the Company's calculation of FFO for the years ended December 31, 1996 and December 31, 1995, (dollars in thousands):

                                                                                          Years Ended December 31,
                                                                                          ------------------------
                                                                                            1996           1995
                                                                                            ----           ----
    Net income.....................................................................   $     21,215    $    10,063
    Adjustments to net income:
      Minority interests in income.................................................          5,338          2,612
      Minority interests in cash flow..............................................           (219)          (287)
      Gain on sale of properties (1)...............................................         (8,590)             -
      Gain on sale of commercial property services business........................        (11,930)             -
      Post-Measurement Date FFO from commercial property
          services business........................................................            674              -
      Real estate depreciation/amortization........................................         17,783         15,377
      Real estate depreciation/amortization from unconsolidated ventures...........            891            542
      Amortization of management and leasing contracts.............................            598          2,231
      Grants/amortization of employee restricted stock.............................          1,525          1,462
      Other cash reorganization expenses...........................................              -            553
                                                                                      ------------    -----------
          Funds from Operations....................................................   $     27,285    $    32,553
                                                                                      ============    ===========

    Supplemental information:
      Adjustment for straight-lining of rents......................................   $        (47)   $      (128)
                                                                                      =============   ============

(1) Excludes $619 of gain on the sale of the Post and Paddock office/warehouse development which the Company's property services subsidiary developed for sale.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

     RICHARD J. HAAYEN. Mr. Haayen, 72, has been a director of the Company and Paragon GP Holdings since the Initial Offering. He is a retired chairman and chief executive officer of The Allstate Insurance Company and a retired director of Sears, Roebuck and Company. Mr. Haayen joined Allstate in 1951 and held a number of management positions with the company, culminating his service by serving as chairman and chief executive officer from October 1986 until his retirement in June 1989. Mr. Haayen is Executive-in-Residence and a professor at Southern Methodist University. He is a member of the board of directors of Guaranty Federal Bank of Dallas, RLI Insurance Company, and the Dallas Opera (and the associate board of the Edwin L. Cox School of Business at Southern Methodist University). Mr. Haayen earned a B.S. degree from Ohio State University. Mr. Haayen is a member of the Executive Compensation Committee of the Board of Directors.

     THOMAS R. DELATOUR, JR. Mr. Delatour, 43, has been a director of the Company and Paragon GP Holdings since the Initial Offering. He has over 18 years of experience providing financial advice to participants in the real estate industry. Mr. Delatour joined RMB Realty, Inc., a real estate investment company, in 1988 and presently serves as an officer and a director. He also serves as president and a director of FW Genpar, Inc., the general partner of FWP, L.P., a Texas limited partnership and a substantial equityholder in the Company. Mr. Delatour served as the Vice President - Finance, Southeast Region for Lincoln Property Company from 1981 to 1987. He is a director of Carr Realty Corporation, a publicly traded real estate investment trust headquartered in Washington, D.C. ( and is Chairman - Urban Development/Mixed Use Council for The Urban Land Institute). Mr. Delatour earned a B.B.A. degree from the University of Texas. Mr. Delatour is a member of the Executive Committee of the Board of Directors.

     JOHN H. MASSEY. Mr. Massey, 57, has been a director of the Company since the Initial Offering. Mr. Massey has most recently served as Chairman of the Board of Directors and Chief Executive Officer of Life Partners Group, Inc. an insurance and financial holding corporation listed on the New York Stock Exchange, whose principal operating subsidiaries are the Philadelphia Life Insurance Company and Massachusetts General Life Insurance Company. Mr. Massey served as Chairman and Chief Executive Officer of First Southwest Asset Management, Inc., an asset management services company, from 1992 to 1994. From 1986 to 1992, Mr. Massey served as President and a director of Gulf-California Broadcast Company, a Dallas-based privately-owned investment and operating holding company, and prior to that as President of Gulf United Corporation, a diversified holding company with interests in broadcasting, insurance, data processing and real estate, and Gulf Broadcasting Company, a national network of television and radio stations. He currently serves as a director of Chancellor Broadcasting, Inc., The Sunrise Television Group, Inc., Columbine/JDS Systems, Inc., The Bank of The Southwest, and the Brazos Mutual Fund Group, Inc. In 1982, Mr. Massey was honored with a Distinguished Alumnus Award from the Johnson School of Management at Cornell University, and in 1993, he received the Most Distinguished Alumnus Award from the Edwin L. Cox School of Business at Southern Methodist University. He earned a B.B.A. degree from Southern Methodist University, an M.B.A. degree from Cornell University and a J.D. degree from the University of Texas School of Law. Mr. Massey is a member of the Executive Committee of the Board of Directors.

     DON M. SHINE. Mr. Shine, 59, has been a director of the Company and Paragon GP Holdings since the Initial Offering. He was the President and Chief Operating Officer of the Company and Paragon GP Holdings from February 1995 until February 1996 and a Managing Director of the Company's Southwest Region from the Initial Offering until February 1995. Mr. Shine also was the President and Chief Operating Officer of PGPSI from December 1994 until January 1996, and was a Managing Director of PGPSI from the Initial Offering until December 1994. Prior to the Initial Offering, Mr. Shine was with Paragon or its predecessor for 26 years, serving as a general partner from 1969 until 1994 and as the Managing Director of the Southwest Region from 1980 until 1994. As Managing Director of the Southwest Region for Paragon. Mr. Shine was responsible for supervising all aspects of Paragon's multifamily residential operations in Texas and Utah. He is an advisory director of Texas Commerce Bank N.A., and past board member of the University of Texas at Dallas Business School, the Texas Heart Association and the Dallas Alliance of Mental Illness. Mr. Shine also is a past president of the Dallas Apartment Association and the Texas Apartment Association. Mr. Shine earned a B.B.A. degree and an M.B.A. degree from the University of Texas.

     JOSEPH R. MUSOLINO. Mr. Musolino, 60, has been a director of the Company since the Initial Offering. Mr. Musolino has been a vice-chairman of NationsBank of Texas, N.A. since August 1988 and a director of the bank since 1990. He has also been a director of Justin Industries, Inc., a manufacturing company, since 1986 and a director of Pool Energy Services, Co. since July 1994. Mr. Musolino is a former president of the Dallas Bankers Association, and a former director of the Texas Bankers Association and the University of Oklahoma College of Business Administration. Mr. Musolino earned a B.S. degree and an M.B.A. degree from the University of Oklahoma. Mr. Musolino is a member of the Audit Committee of the Board of Directors.

     DOUGLAS D. HAWTHORNE. Mr. Hawthorne, 49, has been a director of the Company and Paragon GP Holdings since the Initial Offering. Mr. Hawthorne currently serves as the President and Chief Executive Officer of Presbyterian Healthcare System and of the Presbyterian Hospital of Dallas, two positions he has held since 1983. He has served this organization in a variety of capacities since 1970. Mr. Hawthorne is also currently a member of the board of trustees for Presbyterian Healthcare System and Hospital Receivables, Inc. and a member of the board of directors of Helicopter Ambulance Services, Inc. He is a former chairman of the Facilities & Standards Policy Panel for the American Hospital
Associate and former chairman of the Committee on Ethics for the American College of Healthcare Executives. He is a member of the Board for American Hospital Association. Mr. Hawthorne earned a B.S. degree and an M.S. degree from Trinity University. Mr. Hawthorne is a member of the Audit Committee of the Board of Directors.

     WILLIAM S. JANES. Mr. Janes, 44, has been a director of the Company since the Initial Offering. He has over 20 years of experience providing advice to participants in the real estate industry. Mr. Janes is an officer and a director of RMB Realty, Inc., a real estate investment company, as well as a director of CapStar Hotel Company, a publicly traded C-Corporation. Prior to joining RMB Realty, Inc., Mr. Janes was with Lincoln Property Company from 1984 to 1989, serving as Regional General Partner and overseeing development operations in the mid-Atlantic region. Mr. Janes maintains professional affiliations as a member of NAREIT, SIOR, and the Urban Land Institute and the Washington Board of Realtors. He also is on the Advance Gifts Committee of the Washington National Cathedral. Mr. Janes earned a B.A. degree from Bowdoin College. Mr. Janes is a member of the Executive Compensation Committee of the Board of Directors.

Executive Officers of the Company

     The following is a biographical summary of the experience of the executive officers of the Company as of March 31, 1997:

     WILLIAM R. COOPER. Mr. Cooper, 60, has been Chairman of the Board of Directors and Chief Executive Officer of the Company and Paragon GP Holdings since the Initial Offering in July 1994. In addition, Mr. Cooper was the President of the Company and Paragon GP Holdings from the Initial Offering until February 1995. He also has been Chairman of the Board of Directors and Chief Executive Officer of PGPSI from the Initial Offering to June of 1996 and was the President of PGPSI from the Initial Offering until December 1994. Mr. Cooper has also been Chairman of the Board of Directors and Chief Executive Officer of PRSI since its inception in June of 1996. Prior to the Initial Offering, Mr. Cooper had been with Paragon or its predecessor for 27 years, serving as a general partner or principal executive officer from 1967 to 1994 and its President and Chief Executive Officer from 1979 to 1994. In such capacities, he has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office, retail and industrial properties. Mr. Cooper is or was a member of the board of directors of the Edwin Cox School of Business at Southern Methodist University, the Advisory Board of the Society of Industrial and Office Realtors, the Dallas County Advisory Board of the Salvation Army and the Presbyterian Healthcare System. He also is a member of the Urban Land Institute and the board of directors of the National Realty Committee. Mr. Cooper earned a B.A. degree from Southern Methodist University.

     LEWIS A. LEVEY. Mr. Levey, 54, has been the Vice Chairman of the Board of Directors of the Company and Paragon GP Holdings since February 1995 and a director of the Company and Paragon GP Holdings since the Initial Offering in July 1994. He was a Managing Director of the Company's Midwest Region from the Initial Offering until February 1995. Mr. Levey also has been the Vice Chairman of the Board of Directors of PGPSI since December 1994 to June 1996 and was a Managing Director of PGPSI from the Initial Offering until December 1994. Mr. Levey has also been Vice-Chairman of the Board of Directors of PRSI since September of 1996. Prior to the Initial Offering, Mr. Levey was with Paragon or its predecessor for 23 years, serving as a general partner from 1971 to 1994 and as the Managing Director of the Midwest Region from 1980 to 1994. As Managing Director of the Midwest Region for Paragon, Mr. Levey was responsible for supervising all aspects of Paragon's real estate operations in Illinois, Indiana, Kansas, Kentucky and Missouri. He is currently a member of the board of directors of the National Multi-Housing Council, and a Council member of the Urban Land Institute. Mr. Levey earned a B.S. degree from the University of Wisconsin and an M.B.A. degree from Washington University (St. Louis).

     ROBERT H. GIDEL. Mr. Gidel, 45, has been the President, Chief Operating Officer of the Company and Paragon GP Holdings since January 1996. He has served as a director of the Company and Paragon GP Holdings since February 1996. As President and Chief Operating Officer, Mr. Gidel is responsible for the management of the day-to-day affairs of the Company. Mr. Gidel also has been the President and Chief Operating Officer of PGPSI from January 1996 to June 1996, and a director of PGPSI from March 1996 to June 1996. In addition, Mr. Gidel has been President of PRSI since its formation in June of 1996 and a director since September of 1996. Mr. Gidel has been the President, Chief Operating Officer and a director (and a member of the compensation committee) of the general partner of Brazos Partners, L.P., a partnership that was formed to acquire and liquidate a $3 billion portfolio of real estate assets previously owned by failed banks, since July 1993. The portfolio of assets has been substantially liquidated, and Mr. Gidel does not have any significant managerial responsibilities remaining with respect to this partnership. He also was Chief Operating Officer and a director of Brazos Fund, L.P., a real estate investment fund, from March 1994 to January 1996, and currently remains as a director of that fund. Mr. Gidel was Managing Director and a director of Alex Brown Kleinwort Benson Realty Advisors ("ABKB"), a real estate investment management firm based in Baltimore, Maryland, from 1986 to 1993. Mr. Gidel was Chairman of ABKB's Investment Committee and had responsibility for portfolio management and strategy for over $3.2 billion of direct equity ownership, participating debt, joint venture equity, and real estate securities owned by ABKB's domestic and foreign institutional clients. Mr. Gidel earned a B.S.B.A. degree in real estate from the University of Florida. Mr. Gidel is a member of the Executive Committee of the Board of Directors.

     JERRY J. BONNER. Mr. Bonner, 57, has been Secretary and Treasurer of the Company and Paragon GP Holdings since the Initial Offering and a Senior Vice President of the Company and Paragon GP Holdings since February 1995. Mr. Bonner also has been Secretary, Treasurer and a director of PGPSI since the Initial Offering and a Senior Vice President of PGPSI from March 1995 to June 1996. Mr. Bonner has also been the Treasurer and Secretary and a director or PRSI since its formation in June of 1996. Prior to the Initial Offering, Mr. Bonner was with Paragon or its predecessor for 24 years, serving as Secretary and Treasurer from 1979 to 1994. As Treasurer, Mr. Bonner is responsible for supervising all treasury, controllership and management information systems of the Company. He had similar responsibilities while serving as Treasurer of Paragon. He is a CPA and a member of the Real Estate Council. Mr. Bonner earned a B.B.A. degree from Louisiana Tech University and an M.B.A. degree from Southern Methodist University.

     LYNN T. CALDWELL. Ms. Caldwell, 37, has been a Senior Vice President and Chief Investment Officer of the Company and Paragon GP Holdings since February 1995 and was a Vice President of the Company and Paragon GP Holdings from the Initial Offering in July 1994 to February 1995. She has also been a Senior Vice President and Chief Investment Officer of PGPSI from March 1995 to June 1996, was Vice President and Chief Investment Officer of PGPSI from December 1994 to March 1995 and was Vice President of PGPSI from the Initial Offering until December 1994. Ms. Caldwell has been a director of PRSI since its formation in June of 1996. She also served as Vice President from June 1996 to September 1996 and Senior Vice President since September 1996. Prior to the Initial Offering, Mr. Caldwell was with Paragon for five years, serving as Vice President -- Finance. Ms. Caldwell is a licensed Texas real estate broker and earned B.B.A. and B.A. degrees from Southern Methodist University.

     THOMAS D. FERGUSON. Mr. Ferguson, 43, has been a Senior Vice President and Chief Financial Officer of the Company and Paragon GP Holdings since February 1995, and was a Vice President of the Company and Paragon GP Holdings from the Initial Offering in July 1994 to February 1995. He also has been a Senior Vice President and Chief Financial Officer of PGPSI from March 1995 to June 1996, was Vice President and Chief Financial Officer of PGPSI from December 1994 to March 1995 and was a Vice President of PGPSI from the Initial Offering until December 1994. Mr. Ferguson served as Vice President of PRSI from June 1996 to September 1996 and Senior Vice President and Chief Financial Officer since September 1996. He has been a director of PRSI since September 1996. Prior to the Initial Offering, Mr. Ferguson was with Paragon for 10 years, serving as Vice President -- Finance. Mr. Ferguson earned a B.A. degree from the University of Arkansas.

     BRIAN F. LAVIN. Mr. Lavin, 43, has been President of Paragon Residential and a Senior Vice President of Paragon GP Holdings since February 1995. He also has been President of Paragon Residential and a director of PGPSI from December 1994 to June 1996, and was a Vice President of PGPSI from the Initial Offering until December 1994. Mr. Lavin has been a director of PRSI since September 1996. Prior to the Initial Offering, Mr. Lavin was Vice President of Paragon's Midwest Region, where he directed the development, marketing, leasing, management and maintenance operations for Paragon's Kentucky and Indiana portfolio. Mr. Lavin is a frequent participant and instructor in various property management seminars. He has served as guest lecturer at the University of Louisville School of Business and is a past Director of the Louisville Apartment Association Old Kentucky Home Council of the Boy Scouts of America, Louisville Ballet and the Louisville Science Center. Mr. Lavin is CPM certified, a Council Member of the Urban Land Institute (ULI), holds a Board of Directors position on the Greater Louisville Economic Development Partnership and the Board of Overseers for the University of Louisville. Mr. Lavin earned a B.S. of B.A. degree from the University of Missouri.

Item 11.      EXECUTIVE COMPENSATION

                           Summary Compensation Table

                                                                                                Long Term
                                                                                              Compensation
                                                Annual Compensation (1)                          Awards
                                         ----------------------------------------------------------------------------
                                   Restricted
                                           Salary                   Other Annual        Stock          Options          All Other
   Name and Principal Position     Year    ($)(2)    Bonus ($)    Compensation ($)   Granted ($)     Granted (#)    Compensation ($)
   ---------------------------     ----    ------    ---------    ----------------   -----------     -----------    ----------------
William R. Cooper.............    1996   $ 45,673    $       0        $   0            $   0           $     0          $   750 (5)
     Chairman of the Board and    1995    200,000            0            0                0            10,000              750 (5)
     Chief Executive Officer (3)  1994     79,231            0            0                0            10,000              525 (5)


Robert H. Gidel...............    1996    180,769            0            0                0                 0          781,000 (5)
     President and                1995        N/A          N/A          N/A              N/A               N/A              N/A
     Chief Operating Officer (3)  1994        N/A          N/A          N/A              N/A               N/A              N/A


Brian F. Lavin................    1996    173,269       50,000            0                0                 0          111,688 (5)
     President - Residential      1995    170,000       44,666            0                0            15,000                0
     Group (3)                    1994     19,808       63,832            0          425,000 (4)             0                0


Thomas D. Ferguson............    1996    139,423       20,000            0                0                 0          231,500 (5)
     Chief Financial Officer      1995    125,000            0            0                0            10,000              750 (5)
     Senior Vice President (3)    1994     35,654            0            0          425,000 (4)             0                0


Lynn T. Caldwell..............    1996    132,212       18,705            0                0                 0          144,969 (5)
     Chief Investment Officer     1995        N/A          N/A          N/A              N/A               N/A              N/A
     Senior Vice President (3)    1994        N/A          N/A          N/A              N/A               N/A              N/A


1. Pursuant to an Executive Services Sharing Agreement entered into as of July 27, 1994 by and among the Company, Paragon GP Holdings and PGPSI, the total compensation costs incurred in connection with the employment of the Company's executive officers are allocated among the various entities pursuant to an agreed-upon formula. Douglas A. Knaus formerly served as President of the Company's commercial division up until his resignation in connection with the sale of the Company's commercial property services subsidiary in June of 1996. During the first six months of 1996, Mr. Knaus was paid a salary of $91,538 and a bonus of $135,000 in connection with his activities at the Company.

2. The Company commenced operations on July 27, 1994. The amounts set forth as "Salary" for 1994 represent actual salary paid to such officers for the period from July 27, 1994 to December 31, 1994. The salaries of Messrs. Cooper, Lavin and Ferguson for 1994 on an annualized basis at year-end were $200,000, $170,000 and $125,000, respectively. The amounts set forth as "Salary" for 1996 represent the actual salary paid to such officers for 1996. Mr. Gidel joined the Company on January 29, 1996 and Mr. Ferguson and Ms. Caldwell received salary adjustments during the year. The salaries for Messrs. Gidel, Ferguson and Ms. Caldwell for 1996 on an annualized basis were $200,000, $150,000 and $135,000, respectively.

3. Each of Messrs. Cooper, Gidel, Ferguson and Ms. Caldwell are officers of the Company, Paragon GP Holdings and PRSI. Mr. Lavin is an officer of PRSI and Paragon GP Holdings.

4. Restricted Stock Granted to each of Mr. Lavin and Mr. Ferguson represents 20,000 shares granted to each as of August 23, 1994 with a value of $21.25 per share on such date. No consideration was paid for any of such shares. None of Mr. Lavin's or Mr. Ferguson's shares of restricted stock vest prior to the third anniversary of the grant date. Beginning on the third anniversary of the grant date, the shares vest over a three-year period (33 1/3% on each of the third, fourth, and fifth anniversaries of the grant date), with vesting conditioned upon the continued employment of Mr. Lavin or Mr. Ferguson as applicable, on the vesting date. Vesting of these shares will accelerate if the merger is completed. Dividends are paid on the restricted stock granted to each of Mr. Lavin or Mr. Ferguson. As of December 31, 1996, each of Mr. Lavin and Mr. Ferguson held 20,000 shares of unvested restricted stock with a value of $355,000 or $17.75 per share.

5. Pursuant to the Paragon Senior Management Amended and Restated Incentive Compensation Plan, each of Mr. Gidel, Mr. Lavin, Mr. Ferguson and Ms. Caldwell received a restricted stock right pursuant to which each has the right to receive shares of Company Common Stock upon the occurrence of certain triggering events including the merger, consolidation or reorganization of the Company. The merger will constitute a triggering event. Messrs. Gidel, Lavin, Ferguson and Ms. Caldwell have the right to receive 44,000 shares, 6,250 shares, 13,000 shares and 8,125 shares, respectively. The values are based on a closing price of $17.75 as of December 31, 1996. All Other Compensation for Messrs. Cooper, Lavin and Ferguson also consists of a $750 employer contribution to each of their 401K Plans for both 1995 and 1996 and a $525 contribution to Mr. Cooper's 401K Plan in 1994. All Other Compensation for Ms. Caldwell also includes a $750 employer contribution to her 401K Plan for 1996.

                 Aggregated Option Exercises in Last Fiscal year
                            and FY-End Option Values

                                                                                             Value of Unexercised
                             Shares                      Number of Unexercised                   In-the-Money
                            Acquired      Value            Options at FY-End                  Options at FY-End
          Name            on Exercise   Realized     Exercisable     Unexercisable     Exercisable    Unexercisable (1)
          ----            -----------   --------     -----------     -------------     -----------    -----------------
William R. Cooper.....         0            0             10,000           10,000             0           $ 5,000

Robert H. Gidel.......         0            0                  0                0             0           $     0

Brian F. Lavin........         0            0                  0           15,000             0           $ 7,500

Thomas D. Ferguson....         0            0                  0           10,000             0           $ 5,000

Lynn T. Caldwell......         0            0                  0            7,000             0           $ 3,500

Based on a closing price of $17.75 per share of Common Stock on December 31, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders

     The following table sets forth the beneficial ownership of shares of Common Stock as of February 24, 1997 (the record date for the Special Meeting) for (1) each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of Common Stock, (2) each director of the Company and each Named Executive Officer, and (3) the directors and executive officers of the Company as a group. Unless otherwise indicted in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. The number of shares reported as beneficially owned by a person represents the number of shares of Common Stock the person holds plus the number of shares into which Units held by the person are redeemable (if the Company elects to issue shares rather than pay cash upon such redemption). The extent to which a person holds shares of Common Stock or Units is set forth in the footnotes.

                                                 Number of                                    Percent of
            Name and Address                 Shares and Units          Percent of             All Shares
         of Beneficial Owner (1)            Beneficially Owned       All Shares (2)          and Units (3)
         -----------------------            ------------------       --------------          -------------
William R. Cooper (4).................          3,113,099                 17.8%                  16.9%
PGI Associates, L.P. (5)..............          2,207,838                 13.0%                  12.0%
Thomas R. Delatour, Jr.(6)............          1,499,622                  9.6%                   8.1%
FWP, L.P. (7).........................          1,487,622                  9.5%                   8.1%
Public Employees Retirement System
   of Ohio (8)........................            960,000                  6.5%                   5.2%
Lewis A. Levey (9)....................            495,835                  3.3%                   2.7%
Don M. Shine (10).....................             86,741                   *                      *
Thomas D. Ferguson (11)...............             21,000                   *                      *
Brian F. Lavin (12)...................             20,080                   *                      *
John H. Massey (13)...................             13,207                   *                      *
Lynn T. Caldwell (14).................             12,039                   *                      *
Richard J. Haayen (15)................             12,000                   *                      *
William S. Janes (16).................             11,000                   *                      *
Joseph R. Musolino (17)...............             10,500                   *                      *
Douglas D. Hawthorne (18).............             10,000                   *                      *
Robert H. Gidel (19)..................              4,000                   *                      *
All directors and executive officers
   as a group (14 persons) (20).......          4,967,941                 26.9%                  26.8%


*    Less than 1%

1. The address for FWP, L.P. and Messrs. Delatour and Janes is c/o RMB Realty, Inc., 2501 Main Street, Fort Worth, Texas 76102. The address for PGI Associates, L.P. and Messrs. Cooper, Levey, Gidel, Ferguson, Shine, Massey, Haayen, Musolino, Hawthorne and Ms. Caldwell is c/o Paragon Group, Inc., 7557 Rambler Road, Suite 1200, Dallas, Texas 75231. The address for the Public Employees Retirement System of Ohio is 277 East Town Street, Columbus, Ohio 43215.

2. For purposes of this calculation, the number of shares of Common Stock deemed outstanding includes 14,791,165 shares of Common Stock currently outstanding and the number of shares of Common Stock issuable to the named person upon redemption of Units held by such person or upon the exercise of options exercisable within 60 days held by such person. All of the outstanding Units (other than those held by Paragon GP Holdings or Paragon LP Holdings) are redeemable, at the option of the holder, for cash equal to the value of an equal number of shares of Common Stock or, at the election of the Company, for an equal number of shares of Common Stock. This calculation assumes that all Units held by the named person are redeemed for shares of Common Stock and all options exercisable within 60 days held by such person are exercised.

3. For purposes of this calculation, the number of shares of Common Stock and Units deemed outstanding includes 14,791,165 shares of Common Stock currently outstanding, 3,675,258 Units currently outstanding (excluding Units held by the Company), and the number of shares of Common Stock issuable to the named person upon the exercise of options exercisable within 60 days held by such person. This calculation assumes that all Units held by the named person are redeemed for shares of Common Stock and all options exercisable within 60 days held by such person are exercised.

4. Includes 448,555 shares of Common Stock owned by Mr. Cooper directly and 2,207,838 Units which are held by PGI Associates, L.P., the general partner of which is a company controlled by Mr. Cooper. Also includes 376,471 Units held by a partnership in which Mr. Cooper serves as a general partner of the general partner. Also includes 70,235 Units owned by Mr. Cooper directly or through a wholly-owned subsidiary, as well as 10,000 shares of Common Stock that Mr. Cooper has an exercisable option to acquire and that are deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934 ("Rule 13d-3(d)(1)").

5. PGI Associates, L.P. is a Texas limited partnership, the general partner of which is a company controlled by Mr. Cooper and the limited partners of which consist of Messrs. Cooper, Levey, Shine, Bonner and Lavin, entities wholly owned by them and five other officers or former officers of the Company or its affiliates. PGI Associates, L.P. owns 2,207,838 Units.

6. Includes 595,000 shares of Common Stock and 892,622 Units, all of which are held by FWP, L.P., the general partner of which is a company controlled by Mr. Delatour. Also includes 2,000 shares of Common Stock owned indirectly by Mr. Delatour through trusts for his children (of which he disclaims beneficial ownership), as well as 10,000 shares of Common Stock that Mr. Delatour has an exercisable option to acquire and that are deemed outstanding pursuant to Rule 13d-3(d)(1).

7. Includes 595,000 shares of Common Stock and 892,622 Units, all of which are owned directly by FWP, L.P., the general partner of which is a company controlled by Mr. Delatour.

8. Represents 960,000 shares of Common Stock reported as owned directly by the Public Employees Retirement System of Ohio pursuant to a Schedule 13G filed on January 25, 1996 .

9. Includes 96,658 shares of Common Stock and 12,706 Units owned directly by Mr. Levey, as well as 376,471 Units held by a partnership in which Mr. Levey serves as a general partner of the general partner. Also includes 10,000 shares of Common Stock that Mr. Levey has an exercisable option to acquire and that are deemed outstanding pursuant to Rule 13d-3(d)(1).

10. Includes 40,847 shares of Common Stock and 35,894 Units owned directly by Mr. Shine as well as 10,000 shares of Common Stock that Mr. Shine has an exercisable option to acquire and that are deemed outstanding pursuant to Rule 13d-3(d)(1).

11. Includes 1,000 shares of Common Stock owned directly by Mr. Ferguson as well as 20,000 restricted shares of Common Stock granted to Mr. Ferguson pursuant to the Company's Employee Restricted Stock Plan, which shares are subject to forfeiture in the event Mr. Ferguson's employment is terminated within a specified period.

12. Includes 80 shares of Common Stock owned indirectly by Mr. Lavin through his children, as well as 20,000 restricted shares of Common Stock granted to Mr. Lavin pursuant to the Company's Employee Restricted Stock Plan, which shares are subject to forfeiture in the event Mr. Lavin's employment is terminated within a specified period.

13. Includes 707 shares of Common Stock owned directly by Mr. Massey, as well as 2,500 shares of Common Stock owned indirectly by Mr. Massey through his wife, as well as 10,000 shares of Common Stock that Mr. Massey has an exercisable option to acquire and that are deemed outstanding pursuant to Rule 13d-3(d)(1).

14. Includes 2,039 shares of Common Stock owned directly by Ms. Caldwell as well as 10,000 restricted shares of Common Stock granted to Ms. Caldwell pursuant to the Company's Employee Restricted Stock Plan, which shares are subject to forfeiture in the event Ms. Caldwell's employment is terminated within a specified period.

15. Includes 2,000 shares of Common Stock that Mr. Haayen owns directly, as well as 10,000 shares of Common Stock that Mr. Haayen has an exercisable option to acquire and that are deemed outstanding pursuant to Rule 13d-3(d)(1).

16. Includes 1,000 shares of Common Stock owned indirectly by Mr. Janes through trusts for his children, as well as 10,000 shares of Common Stock that Mr. Janes has an exercisable option to acquire and that are deemed outstanding pursuant to Rule 13d-3(d)(1).

17. Includes 500 shares of Common Stock owned directly by Mr. Musolino, as well as 10,000 shares of Common Stock that Mr. Musolino has an exercisable option to acquire and that are deemed outstanding pursuant to Rule 13d-(d)(1).

18. Represents shares of Common Stock that Mr. Hawthorne has an exercisable option to acquire and that are deemed outstanding pursuant to Rule 13d-3(d)(1).

19.  Includes 4,000 shares of Common Stock owned directly by Mr. Gidel.

20. Includes 1,270,180 shares of Common Stock, 3,597,761 Units and 100,000 shares of Common Stock subject to options exercisable within 60 days and that are deemed outstanding pursuant to Rule 13d-3(d)(1). Shares and/or Units beneficially owned by more than one individual have been counted only once for this purpose.

Section 16(a) Beneficial Ownership Reporting Compliance

     Mr. Massey was late in filing two Forms 4 reporting two separate purchases of common stock in February and July of 1996, respectively. Each of Messrs. Delatour, Ferguson, Gidel, Haayen Hawthorne, Janes, Lavin, Massey and Musolino and Ms. Caldwell were late in filing a Form 5 Annual Statement of Changes in Beneficial Ownership for the year ended December 31, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Paragon Group Property Services, Inc. (PGPSI) and
Paragon Residential Services, Inc. (PRSI)

     In May 1996, the Company executed an agreement to sell its commercial property services business to an affiliate of Insignia Financial Group ("Insignia"). In order to accomplish the sale, PGPSI's residential property services business was transferred to PRSI immediately prior to the sale, which was effective as of June 30, 1996. Prior to the sale of PGPSI, the Company, through the Operating Partnership, owned a 99% economic interest in PGPSI. Since June 1996, the Company, through the Operating Partnership, owns a 95% economic interest in PRSI. The Company did not control the voting stock of PGPSI and does not control the voting stock of PRSI. The following transactions were entered into with PGPSI or PRSI in 1996.

     * Prior to June 1996, PGPSI provided property management, leasing and other property services with respect to each of the properties. Since June, PRSI has provided property management and other property services with respect to each of the residential properties. In the first six months of 1996, the Company paid PGPSI $1,423,290 and $130,250 in management fees and leasing and other fees, respectively. Since June, the Company has paid PRSI $1,385,050 and $74,874 in management and leasing and other fees, respectively.

     * Through June 1996, PGPSI provided development, construction management and acquisition services to the Company. PRSI has provided those services since June. Both PGPSI and PRSI were reimbursed by the Company for the cost of providing such services. During 1996, the costs allocated to the Company by PGPSI for development, construction management and acquisition services were $474,554, $3,761 and 0, respectively. In the last six months of 1996, the costs allocated to the Company by PRSI for development, construction management, and acquisition services were $316,277, 0 and $100,000, respectively.

     * In connection with the sale of PGPSI, Insignia paid $18,200,000 and acquired all of the outstanding stock of PGPSI and a $12,432,000 note receivable from PGPSI held by the Company. Certain related parties and predecessors that owned the 1% economic interest in PGPSI that was not owned by the Company received $57,000 in exchange for the sale of their stock to Insignia.

     *    In  connection   with  the  Formation   Transactions,   the  Operating
          Partnership acquired a note payable from PGPSI in the amount of $17,000,000. The note, with a stated maturity date of July 31, 2004 bears interest at 12% per annum and requires monthly payments of principal and interest of $174,864, based upon a 30 year amortization schedule. Payments in the amount of $1,049,184 were made during the first six months of 1996.

     * In connection with the transfer of PGPSI's residential property services business to PRSI, PGPSI also transferred $4,444,759 of debt associated with the original $17,000,000 PGPSI Formation Transaction note. The terms are consistent with those of the original note and payments in the amount of $322,294 were made in the last six months of 1996.

     * Effective July 1, 1996, PGPSI transferred to PRSI the outstanding balance borrowed under the Line of Credit agreement between the Operating Partnership and PGPSI. All borrowings bear interest at 12% per annum and are payable upon demand. Borrowings at December 1996 totaled $4,614,234. Interest payments in the amount of $239,097 and $217,022 were made by PGPSI in the first six months of 1996 and by PRSI in the last six months, respectively.

     * Effective June 1, 1996, the Operating Partnership entered into an installment loan for the purpose of financing the PGPSI accounting and management information system. The outstanding balance of $3,482,914 was transferred to PRSI effective July 1, 1996. The note matures June 1, 2001, bears interest at 10% per annum and requires monthly payments of principal and interest of $46,253 based upon a 30 year amortization schedule. Payments in the amount of $46,253 were made by PGPSI in the first six months of 1996 and in the amount of $231,265 by PRSI in the last six months of 1996.

     * Effective July 27, 1994, the Company and the Operating Partnership entered into two separate cost-sharing arrangements with PGPSI. Immediately prior to the sale of PGPSI, these agreements were transferred to PRSI. Pursuant to an Administrative Services Agreement, PRSI (and previously PGPSI) provides the Company with certain administrative and office services and makes available certain facilities and equipment. Pursuant to an Executive Services Sharing Agreement, the time devoted by certain senior officers of PRSI (and previously PGPSI) who also are officers of the Company is allocated among the entities pursuant to an agreed-upon formula. Both agreements call for the Company to reimburse PRSI (and previously PGPSI) for amounts which management believes approximate the cost it would otherwise incur if it contracted similar services from an unrelated third party. PGPSI and PRSI each charged the Company $460,420 during 1996 under these agreements.

     * The Company, through PRSI (and previously PGPSI), uses a centralized disbursement and receipt system whereby, for certain of the Properties and for other properties owned by affiliates of the Company, all project deposits are transferred to a central operating account and all expenses and other disbursements are paid from that account. In other cases, certain properties maintain a separate cash account for recording project receipts and disbursements, but certain common operating expenses are paid through the centralized account and are subsequently reimbursed by the appropriate properties. Pursuant to these arrangements, PRSI had advanced funds totaling $1,521,338 to the Operating Partnership at December 31, 1996.

Other Transactions

     In December 1995, the Company purchased the Overlook Apartments (formerly the Phoenix Apartments) from a partnership in which William R. Cooper is a partner of such partnership's general partner. The total consideration paid in connection with the purchase was $8.1 million, including approximately $5.8 million paid directly to the lender to pay down debt on the property. In addition, the Company assumed approximately $300,000 in debt of the partnership payable to its general partner. Affiliates of the Company did not receive any of the cash portion of the purchase price. In January 1996, the Company repaid the affiliated debt it had assumed, paying cash to unaffiliated parties and paying 4,694 Units to Mr. Cooper. The purchase price of the apartment project was based on a multiple of net operating income and was approved by the Board of Directors of the Company, with Mr. Cooper recusing himself from consideration of this transaction.

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

Financial Statements                                                                        Page
--------------------                                                                        ----
     Independent Auditors' Report                                                            52

     Consolidated Balance Sheets as of December 31, 1996 and 1995                            53

     Consolidated  and Combined  Statements  of  Operations  for the years ended
     December 31, 1996 and 1995, the period July 27 to December 31, 1994,
     as restated, and the period January 1 to July 26, 1994                                  54

     Consolidated and Combined Statements of Stockholders' Equity (Partners' and
     Owners' Deficit) for the years ended December 31, 1996 and 1995, the period ended December 31, 1994, as restated, and the period
     ended July 26, 1994                                                                     55

     Consolidated  and  Combined  Statements  of Cash Flows for the years  ended
     December 31, 1996 and 1995, the period July 27 to December 31, 1994,
     as restated, and the period January 1 to July 26, 1994                                  56

     Notes to Consolidated and Combined Financial Statements                                 57

     Schedules:

     Schedule III:  Real Estate and Accumulated Depreciation as
     of December 31, 1996                                                                    82

     All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Consolidated and Combined Financial Statements.

         14(a)(3) Exhibits

          2.1 Agreement and Plan of Merger dated as of December 16, 1996, between Camden Property Trust, Camden Subsidiary, Inc. and Paragon Group, Inc. Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated December 16, 1996 (File No. 1-13220).

          3.1* Articles   of   Amendment   and   Restatement   of   Articles  of
               Incorporation of Paragon Group, Inc.

          3.2 Amended and Restated Bylaws of Paragon Group, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1995.

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

         10.8* First Amended and Restated Employee Restricted Stock Plan.

         10.9 Third Amended and Restated 1994 Employee Stock Option, Unit Option, Restricted Stock, Restricted Unit and Restricted Stock Right Plan.

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

        10.12* Paragon Group,  Inc. First Amended and Restated  Employee Stock
               Purchase Plan.

        10.13* Paragon  Group  Property  Services,  Inc.  First  Amended  and
               Restated Employee Stock Purchase Plan.

        10.14 Fifth Amended and Restated Credit Agreement among Paragon Group L.P. and various lenders.

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

        10.19+ Mortgage Note  (Missouri)  dated  December 5, 1995 from Paragon
               Group L.P. to Nationwide Life Insurance Company.

        10.20+ Deed of Trust and Security Agreement (Missouri) made by Paragon
               Group L.P. to secure Nationwide Life Insurance Company.

        10.21+ Mortgage  Note  (North  Carolina)  dated  December 5, 1995 from
               Paragon Group L.P. to Nationwide Life Insurance Company.

        10.22+ Deed of Trust and Security  Agreement  (North Carolina) made by
               Paragon Group L.P. to secure Nationwide Life Insurance Company.

        10.23# Stock and Note Purchase Agreement dated as of May 31, 1996, as modified by an Addendum thereto dated as of June 26, 1996, among Insignia Commercial Group, Inc., PGPSI, Paragon Group L.P. and Texas Paragon Management Partners L.P.

        10.24# Warrant  Agreement  dated as of June 30, 1996  between  Paragon
               Group, Inc. and Insignia Commercial Group, Inc.

        10.25 Form of Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership. Incorporated by reference to Exhibit 10.1 to the Camden Property Trust Registration Statement on Form S-4 filed February 26, 1997 (File No. 333-22411)

        10.26 Voting Agreement, dated December 16, 1996, between Camden Property Trust, Paragon Group, Inc. and certain major securityholders of Camden Property Trust. Incorporated by reference to Exhibit 10.7 to the Camden Property Trust Registration Statement on Form S-4 filed February 26, 1997 (File No. 333-22411).

        10.27 Voting Agreement, dated December 16, 1996, between Camden Property Trust, Paragon Group, Inc. and certain major securityholders of Paragon Group, Inc. Incorporated by reference to Exhibit 10.8 to the Camden Property Trust Registration Statement on Form S-4 filed February 26, 1997 (File No. 333-22411).

         21.1  List of Subsidiaries of Paragon Group, Inc.

         23.1  Consent of Ernst & Young LLP.

         24.1  Powers of Attorney.

          ------------------

          * Incorporated by reference to the same titled and numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          + Incorporated by reference to the same titled and numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

          # Incorporated by reference to the same titled and numbered exhibit to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1995.

     14(b)        Reports on Form 8-K

               The Company filed a Form 8-K dated December 16, 1996 which (i) reported under Item 5, the execution of the Agreement and Plan of Merger with Camden Property Trust, and (ii) included as exhibits under Item 7, the press release relating to the merger and the Agreement and Plan of Merger.

     14(c)        Exhibits

               The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

     14(d)        Financial Statements

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of Texas on March 31, 1997.


                                                 PARAGON GROUP, INC.,
                                                 a Maryland corporation




                                                 By: /s/William R. Cooper
                                                     --------------------
                                                     William R. Cooper
                                                     Chief Executive Officer and
                                                      Chairman of the Board of
                                                      Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1997.

     Signature                                     Title

/s/ William R. Cooper                 Chief Executive Officer and Chairman
-----------------------                 of the Board of Directors
William R. Cooper

       *                              Vice Chairman of the Board of Directors
-----------------------
Lewis A. Levey

/s/ Robert H. Gidel                   President and Chief Operating Officer
-----------------------                 and Director
Robert H. Gidel

/s/ Thomas D. Ferguson                Chief Financial Officer and Senior
----------------------                  Vice President
Thomas D. Ferguson

/s/ J.C. Lowenberg, III               Sr. Vice President (chief accounting
-----------------------                 officer)
J.C. Lowenberg, III

       *                              Director
-----------------------
Thomas R. Delatour, Jr.

       *                              Director
-----------------------
Richard J. Haayen

       *                              Director
-----------------------
Douglas D. Hawthorne

                                      Director
-----------------------
William S. Janes

                                      Director
-----------------------
John H. Massey

                                      Director
-----------------------
Joseph R. Musolino

       *                              Director
-----------------------
Don M. Shine

*  By:  /s/Thomas D. Ferguson
           Thomas D. Ferguson
           Attorney-in-Fact
           (See Exhibit 24.1)

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



To the Board of Directors and
Stockholders of Paragon Group, Inc.

     We have audited the accompanying consolidated balance sheets of Paragon Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated and combined statements of operations, stockholders' equity (partners' and owners' deficit), and cash flows of Paragon Group, Inc. and Predecessors for the years ended December 31, 1996 and 1995, the period from July 27, 1994 through December 31, 1994, as restated, and the period from January 1, 1994 through July 26, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a)1 and 2. These consolidated and combined financial statements and schedule are the responsibility of the management of Paragon Group, Inc. and Predecessors. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

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

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Paragon Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of Paragon Group, Inc. and Predecessors' operations and cash flows for the years ended December 31, 1996 and 1995, the period from July 27, 1994 through December 31, 1994, as restated, and the period from January 1, 1994 through July 26, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2, the Company, since its initial public offering on July 27, 1994, accounted for the investment in its property services subsidiary, Paragon Group Property Services, Inc. ("PGPSI"), under the cost method consistent with prior regulatory direction. However, in September 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) reached a consensus in EITF 95-6 that the cost method of accounting for such investments was not appropriate. Accordingly, in 1995, the Company changed its method of accounting for PGPSI from the cost method to consolidation of the financial position and results of operations of PGPSI with the Company.
Furthermore, as required by EITF 95-6, the 1994 financial statements (specifically, the period from July 27, 1994 through December 31, 1994) have been restated to consolidate PGPSI. The effect of the restatement was to decrease stockholders' equity at December 31, 1994 by approximately $20,456,000 and to decrease net income for the period from July 27 through December 31, 1994 by approximately $120,000. The effect on earnings per share was nominal.




Ernst & Young LLP
Dallas, Texas
March 21, 1997

PARAGON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                                         December 31,     December 31,
                                                                                            1996              1995
----------------------------------------------------------------------------------------------------------------------
                                                       ASSETS

Real estate assets:
     Land                                                                             $     81,214      $     86,602
     Buildings and improvements                                                            441,921           459,129
     Furniture, fixtures and equipment                                                      60,657            57,796
                                                                                      ------------      ------------
                                                                                           583,792           603,527
     Less:  Accumulated depreciation                                                      (127,829)         (126,437)
                                                                                      ------------      ------------
         Operating real estate assets                                                      455,963           477,090
     Construction in process                                                                13,339            27,944
     Real estate held for sale                                                              20,604                 -
                                                                                      ------------      ------------
         Net real estate assets                                                            489,906           505,034
Cash and cash equivalents                                                                    7,087             6,583
Restricted cash                                                                              4,241             3,909
Accounts receivable, including amounts due from affiliates of
     $212 and $1,424, respectively in 1996 and 1995                                          1,437             4,716
Advances to affiliates                                                                       1,532               186
Investment in ventures                                                                      15,164             7,401
Notes receivable from venture                                                                9,839                 -
Deferred charges, net                                                                        5,774             9,254
Deferred rent receivable                                                                         -               260
Deferred tax asset                                                                              93               863
Other assets                                                                                 1,794             1,405
                                                                                      ------------     -------------
         Total assets                                                                 $    536,867     $     539,611
                                                                                      ============     =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                         $    297,292     $     293,780
Accrued interest payable                                                                     1,363             1,106
Accrued real estate taxes payable                                                            1,741             2,030
Accounts payable and accrued liabilities, including amounts due to
     affiliates of $10 in 1996                                                              10,019            10,883
Tenant security deposits                                                                     2,205             2,273
Deferred tax liability                                                                          93               863
Deferred gain on sale of commercial property services business                               1,100                 -
                                                                                      ------------     -------------
         Total liabilities                                                                 313,813           310,935
                                                                                      ------------     -------------

Minority interests                                                                          48,548            50,210
                                                                                      ------------     -------------
Commitments and contingencies
Stockholders' equity:
     Common stock $.01 par value, authorized 100,000,000 shares,
         issued 14,791,165 shares                                                              148               148
     Additional paid-in capital                                                            204,617           204,537
     Unamortized employee restricted stock compensation                                     (1,053)           (4,085)
     Accumulated deficit                                                                   (27,411)          (21,236)
                                                                                      ------------     -------------
                                                                                           176,301           179,364
      Less: Cost of 84,486 treasury shares (42,266 in 1995)                                 (1,795)             (898)
                                                                                      ------------     -------------
         Total stockholders' equity                                                        174,506           178,466
                                                                                      ------------     -------------
         Total liabilities and stockholders' equity                                   $    536,867     $     539,611
                                                                                      ============     =============


See accompanying notes.

PARAGON GROUP, INC. AND PREDECESSORS
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

                                                                                Company                           Predecessors
                                                            ---------------------------------------------------   --------------
                                                             For the Year      For the Year    For the Period     For the Period
                                                                Ended             Ended          July 27 to        January 1 to
                                                             December 31,      December 31,      December 31,        July 26,
                                                                1996              1995        1994, as Restated        1994
--------------------------------------------------------------------------------------------------------------------------------
Revenue
    Rental                                                   $   91,037        $   80,437        $   32,099        $   39,018
    Property management services - third party                    2,406             6,859             3,729             4,693
    Property management services - affiliates                     2,573             4,454             1,688             2,751
    Leasing and other property services - third party             2,646             8,847             3,437             4,445
    Leasing and other property services - affiliates              1,226             2,136               967             1,986
    Interest - third party                                          559               537               445               156
    Interest - affiliates                                           161                 -                 -                 -
    Other - properties                                            3,285             3,023             1,222             2,225
    Other - property services                                       836             1,275             1,125             1,668
                                                             ----------        ----------        ----------        ----------
       Total revenue                                            104,729           107,568            44,712            56,942
                                                             ----------        ----------        ----------        ----------
Expenses
    Property operating and maintenance:
       Personnel                                                 10,685             9,385             3,767             4,748
       Advertising and promotion                                  1,924             1,621               625               860
       Utilities                                                  5,694             4,911             1,927             2,649
       Building repair and maintenance                            7,648             6,463             2,259             3,510
       Real estate taxes and insurance                            9,951             8,932             3,759             4,923
       Other operating expenses                                   3,555             2,950               909             2,092
                                                             ----------        ----------        ----------        ----------
                                                                 39,457            34,262            13,246            18,782
    Depreciation and amortization                                19,552            18,561             7,019             6,499
    Property management, net of amounts reimbursed by
       affiliates of $92, $114, $235 and $316 for 1996,
       1995, the period July 27 to December 31, 1994,
       and the period January 1 to July 26, 1994,
       respectively                                              12,336            18,141             8,705            12,587
    Interest - third party                                       22,066            17,011             6,448            14,057
    Interest - affiliates                                             -                 -                 -               801
    General and administrative - property services, net of
       amounts reimbursed by affiliates of $179, $216, $182
       and $945 for 1996, 1995, the period July 27 to
       December 31, 1994, and the period January 1 to
       July 26, 1994, respectively                                4,997             5,693             2,052             2,006

    General and administrative - corporate                        1,919             1,979               795                 -
    Reorganization costs                                              -                 -             7,796                 -
                                                             ----------        ----------        ----------        ----------
       Total expenses                                           100,327            95,647            46,061            54,732
                                                             ----------        ----------        ----------        ----------
Income (loss) before equity in income of ventures,
    gain (loss) on sale of properties, income taxes,
    minority interests and extraordinary items                    4,402            11,921            (1,349)            2,210
Equity in income of ventures                                      1,012               775               317               429
Gain (loss) on sale of properties                                 9,209               (21)                -                 -
Gain on sale of commercial property services business            11,930                 -                 -                 -
                                                             ----------        ----------        ----------        ----------
Income (loss) before income taxes,
    minority interests and extraordinary items                   26,553            12,675            (1,032)            2,639
Income taxes                                                          -                 -                 -                 -
                                                             ----------        ----------        ----------        ----------
Income (loss) before minority interests and extraordinary        26,553            12,675            (1,032)            2,639
items
Minority interests                                               (5,338)           (2,612)              207                 -
                                                             ----------        ----------        ----------        ----------
Income (loss) before extraordinary items                         21,215            10,063              (825)            2,639
Extraordinary gain from forgiveness of debt,
    net of minority interests                                         -                 -             6,832             1,776
Extraordinary loss from early extinguishment of debt,
    net of minority interests                                         -                 -            (5,196)                -
                                                             ----------        ----------        ----------        ----------
       Net income                                            $   21,215        $   10,063        $      811        $    4,415
                                                             ==========        ==========        ==========        ==========
Per share data:
    Income (loss) before extraordinary items                 $     1.43        $     0.68        $    (0.06)
                                                             ==========        ==========        ==========
    Net income                                               $     1.43        $     0.68        $     0.06
                                                             ==========        ==========        ==========

See accompanying notes.

PARAGON GROUP, INC. AND PREDECESSORS
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(PARTNERS' AND OWNERS' DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995, THE PERIOD
ENDED DECEMBER 31, 1994, AS RESTATED, AND THE PERIOD ENDED JULY 26, 1994 (Dollars in thousands)

                                                                                Unamortized
                                                                                 Employee                    Less:
                                                                    Additional  Restricted                  Cost of
                                                        Common       Paid-in       Stock      Accumulated   Treasury
                                                         Stock       Capital   Compensation     Deficit      Shares        Total
------------------------------------------------------------------------------------------------------------------------------------
PARTNERS' AND OWNERS' DEFICIT AT DECEMBER 31, 1993     $      -     $      -     $      -     $  (40,031)    $     -    $  (40,031)
     Contributions                                            -            -            -          3,202           -         3,202
     Distributions                                            -            -            -         (7,912)          -        (7,912)
     Net Income                                               -            -            -          4,415           -         4,415
                                                       --------     --------     --------     ----------     -------    ----------
PARTNERS' AND OWNERS' DEFICIT AT JULY 26, 1994                -            -            -        (40,326)          -       (40,326)
     Paragon Group, Inc. formation transactions               -            -            -         13,391           -        13,391
     Reclassification of accumulated deficit at
        date of initial offering                              -      (26,935)           -         26,935           -             -
     Proceeds of initial offering, net of
        underwriting discount and offering costs
        of $24,813                                          137      266,069            -              -           -       266,206
     Shares issued in exchange for note
        receivable from property services
        corporation                                           7       14,393            -              -           -        14,400
     Shares issued pursuant to employee
        restricted stock plan                                 3        6,890       (6,136)             -        (757)            -
     Adjustment for minority interests at date
        of initial offering                                   -      (56,786)           -              -           -       (56,786)
     Net income                                               -            -            -            811           -           811
     Amortization of employee restricted stock
        compensation                                          -            -          577              -           -           577
     Dividends paid                                           -            -            -         (4,839)          -        (4,839)
                                                       --------     --------     --------     ----------     -------    ----------
STOCKHOLDERS' EQUITY AT DECEMBER 31, 1994,
     AS RESTATED                                            147      203,631       (5,559)        (4,028)       (757)      193,434
     Acquisition of land for Units                            -        1,251            -              -           -         1,251
     Acquisition of partnership interest for
        Units                                                 -       (1,559)           -              -           -        (1,559)
     Conversion of Units to common stock                      1        1,214            -              -           -         1,215
     Net income                                               -            -            -         10,063           -        10,063
     Amortization of employee restricted
        stock compensation                                    -            -        1,333              -           -         1,333
     Redemption of employee restricted stock,
        net of additional grants                              -            -          141              -        (141)            -
     Dividends paid                                           -            -            -        (27,271)          -       (27,271)
                                                       --------     --------     --------     ----------     -------    ----------
STOCKHOLDERS' EQUITY AT DECEMBER 31, 1995                   148      204,537       (4,085)       (21,236)       (898)      178,466
     Partial repayment of note payable to
        affiliates with Units                                 -           80            -              -           -            80
     Net income                                               -            -            -         21,215           -        21,215
     Amortization of employee restricted
        stock compensation                                    -            -        2,135              -           -         2,135
     Redemption of employee restricted stock,
        net of additional grants                              -            -          897              -        (897)            -
     Dividends paid                                           -            -            -        (27,390)          -       (27,390)
                                                       --------     --------     --------     ----------     -------    ----------
STOCKHOLDERS' EQUITY AT DECEMBER 31, 1996              $    148     $204,617     $ (1,053)    $  (27,411)    $(1,795)   $  174,506
                                                       ========     ========     ========     ==========     =======    ==========

See accompanying notes.

PARAGON GROUP, INC. AND PREDECESSORS
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                                Company                              Predecessors
                                                           -----------------------------------------------------    --------------
                                                            For the Year       For the Year       For the Period    For the Period
                                                               Ended              Ended             July 27 to       January 1 to
                                                             December 31,       December 31,        December 31,       July 26,
                                                                1996               1995          1994, as Restated       1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $    21,215      $     10,063          $     811        $     4,415
    Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation                                               18,859            16,182              6,471              6,455
       Amortization                                                  693             2,379                548                 44
       Amortization of deferred financing costs                    1,473             1,559                602                472
       Amortization of employee restricted stock                   1,368             1,333                577                  -
       compensation
       Equity in income of ventures                                    -                 -               (122)              (171)
       Loss (gain) on sale of properties                          (9,209)               21                  -                  -
       Gain on sale of commercial property services              (11,930)                -                  -                  -
       business
       Post-Measurement Date cash flow of commercial
         property services business                                  167                 -                  -                  -
       Minority interests in income (loss)                         5,338             2,612               (207)                 -
       Gain on forgiveness of debt, net of minority                    -                 -             (6,832)            (1,776)
       interests
       Loss on early extinguishment of debt, net of                    -                 -              5,196                  -
       minority interests
    Changes in assets and liabilities:
       Decrease (increase) in restricted cash                       (383)              367              3,019               (695)
       Decrease (increase) in accounts receivable                  3,261            (1,860)            (2,415)               345
       Decrease (increase) in deferred rent receivable                 7               (18)                25                 19
       Increase in prepaid leasing costs                             (62)             (136)               (55)                 -
       Decrease (increase) in other assets                          (523)           (1,614)              (472)                63
       Increase (decrease) in accrued interest payable               386               463               (619)               898
       Increase (decrease) in accrued real estate taxes              (90)              861               (930)             2,572
       Increase (decrease) in accounts payable and                (1,707)            4,052              4,089               (678)
       accrued liabilities
       Increase in tenant security deposits                           73               258              1,412                 32
                                                             -----------      ------------          ---------        -----------
         Net cash provided by operating activities                28,936            36,522             11,098             11,995
                                                             -----------      ------------          ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to operating real estate assets                    (29,018)          (56,082)          (183,554)            (3,229)
    Additions to construction in process, net of                 (36,740)          (43,560)            (3,217)                 -
    payables
    Additions to investment in ventures                              (95)           (3,624)               (60)                 -
    Purchase of working capital assets, net                            -              (553)                 -                  -
    Purchase of management and leasing contracts                       -                 -             (5,600)                 -
    Payments of organization costs                                     -               (22)               (82)                 -
    Distributions received from ventures                           6,835               462                 36                 89
    Increase in note receivable from venture                      (9,723)                -                  -                  -

    Proceeds from sale of properties, net of selling              37,018                13                  -                  -
    costs of $782 in 1996
    Proceeds from sale of commercial property services
       business, net of selling costs paid of $947                17,289                 -                  -                  -
                                                             -----------      ------------          ---------        -----------
         Net cash used in investing activities                   (14,434)         (103,366)          (192,477)            (3,140)
                                                             -----------      ------------          ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                             -                 -            266,206                  -
    Dividends                                                    (27,390)          (27,271)            (4,839)                 -
    Contributions from minority interests                              -                 -                100                  -
    Distributions to minority interests                           (7,020)           (7,063)            (1,235)                 -
    Capital contributions                                              -                 -                  -              3,202
    Capital distributions                                              -                 -                  -             (7,912)
    Deemed distributions at formation                                  -                 -            (11,442)                 -
    Payments of deferred financing costs                            (777)           (1,139)            (4,336)              (115)
    Proceeds from notes payable                                   81,100           174,080            129,248              8,300
    Payments on notes payable                                    (58,162)          (72,512)          (182,902)            (9,507)
    Payment of participation fees and prepayment                       -                 -             (5,778)                 -
    penalties
    Distributions to repay off-balance sheet debt                      -                 -             (2,600)                 -
    Decrease (increase) in advances to affiliates                 (1,749)            1,419             (1,450)                 -
    Proceeds from partner loans                                        -                 -                  -                283
    Payments on partner loans                                          -                 -             (1,463)              (178)
                                                             -----------      ------------          ---------        -----------
         Net cash provided by (used in) financing                (13,998)           67,514            179,509             (5,927)
         activities                                          -----------      ------------          ---------        -----------

Net increase (decrease) in cash and cash equivalents                 504               670             (1,870)             2,928
Cash and cash equivalents, beginning of period                     6,583             5,913              7,783              4,855
                                                             -----------      ------------          ---------        -----------
Cash and cash equivalents, end of period                     $     7,087      $      6,583          $   5,913        $     7,783
                                                             ===========      ============          =========        ===========

Cash paid for interest                                       $    22,023      $     16,556          $   6,475        $    13,305
                                                             ===========      ============          =========        ===========

See supplemental non-cash disclosures at Note 15.
See accompanying notes.

PARAGON GROUP, INC. AND PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996
(Dollars in thousands, except per share or share/unit data)

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

     During 1995, the Operating Partnership issued 116,136 Units to acquire additional property and partnership interests from affiliates of the Company and 94,118 Units were redeemed for shares of common stock in the Company (with the Company acquiring such Units in exchange for a like number of shares). On
January 3, 1996, the Operating Partnership issued 4,694 Units in partial settlement of debt assumed on the purchase of the Overlook Apartments. At December 31, 1996, the Company's ownership interest in the Operating Partnership was 80.1%.

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

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation for Periods after the Initial Offering

     For the periods after the Initial Offering, the accompanying consolidated financial statements include the accounts of the Company, Paragon Group GP
Holdings, Inc., Paragon Group LP Holdings, Inc., Paragon Group L.P., PGPSI (through the date of sale), Paragon Residential Services, Inc., 8 wholly-owned partnerships and one limited liability company, and partnerships owning 13 properties where the Company, through the Operating Partnership, has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company, subsequent to the Initial Offering on July 27, 1994 and through the third quarter of 1995, accounted for its investment in PGPSI under the cost method consistent with prior regulatory direction. However, in September 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus in EITF 95-6 "Accounting by a Real Estate Investment Trust for an investment in a Service Corporation" that the cost method of accounting for such investments was not appropriate and, based upon the specific facts and circumstances, either the equity method or consolidation accounting should be used. While the Company only held 1% of the voting stock of PGPSI, due to its 99% economic interest and other factors the Company believes that the consolidation method should be used and provides for the most meaningful financial statement presentation. Accordingly, in the fourth quarter of 1995, the Company changed its method of accounting for PGPSI from the cost method to consolidation of the financial position and results of operations of PGPSI in the Company's consolidated financial statements. Furthermore, as required by EITF 95-6, the 1994 financial statements (specifically, the period from July 27, 1994 through December 31, 1994) have been restated to consolidate PGPSI. The effect of the restatement was to decrease stockholders' equity at December 31, 1994 by $20,456 and to decrease income before extraordinary items and net income by $120. The effect on net income per share was nominal.

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

Real Estate Assets and Depreciation

     Real estate assets are stated at cost. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated on a straight-line basis over the estimated useful lives of the properties (buildings and related land improvements - 10 to 40 years; furniture, fixtures, and equipment - 3 to 10 years; and tenant improvements - over the life of the related tenant lease). With respect to the operating apartment properties, the Company capitalizes floor and window coverings and depreciates such items over 5 years; appliances and heating, ventilating and air conditioning equipment are capitalized and depreciated over 10 years. With respect to construction in process, the Company capitalizes all costs associated with development activities, including interest and taxes, until each project is complete. Capitalized interest for the years ended December 31, 1996, 1995 and 1994 aggregated to $1,687, $1,608 and $47, respectively.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" ("FAS 121"). FAS 121 establishes accounting standards for the impairment of long lived assets and is effective for fiscal years beginning after December 15, 1995, with early adoption encouraged. The Company adopted FAS 121 in 1995. Accordingly, the Company records impairment losses on long lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. No such impairment losses with respect to real estate assets used in operations have been recognized to date. Real estate assets to be disposed of are carried at the lower of the carrying amount or estimated fair value less selling costs and are classified as real estate held for sale in the accompanying consolidated balance sheets.

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

Investment in Ventures

     The Company's 20% interest in Gateway One Office Venture ("Gateway"), its 10% interest in Fair Grove Properties, L.L.C. ("Fair Grove") and its approximate 44% interest in Paradim, Inc. and it's subsidiaries (collectively, "Paradim") are accounted for using the equity method of accounting.

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

Stock Compensation

     In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123") which establishes financial accounting and disclosure standards for stock based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. FAS 123 provides an alternative of adopting the new accounting standards of the statement or remaining under the existing requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has decided to continue accounting for its stock compensation arrangements under the provisions of APB 25.

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

     For the years ended December 31, 1996 and 1995 and the period from July 27, 1994 through December 31, 1994, the Company paid dividends of $27,390, $27,271 and $4,839, respectively. For income tax purposes, dividends paid to stockholders consist of ordinary income, short-term capital gains, long-term capital gains or return of capital. The following is a summary of the income tax treatment of the dividends paid by the Company:


                                                                                                   Period
                                                            Year Ended December 31,              July 27 to
                                                    ----------------------------------------    December 31,
                                                           1996                 1995               1994
                                                    -------------------- ------------------- ------------------
          Ordinary income.......................           53.24%              47.41%                   -
          Short-term capital gain...............            0.89%                   -                   -
          Long-term capital gain................           16.51%                   -                   -
          Return of capital.....................           29.36%              52.59%             100.00%
                                                           ------              ------             -------
             Total                                        100.00%             100.00%             100.00%
                                                          =======             =======             =======


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations

     At December 31, 1996 and 1995, there were cash and restricted cash balances with banks in excess of the FDIC insured limits by $5,188, and $3,376, respectively. The Company has not experienced any losses in its cash accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     As of December 31, 1996, certain apartment units are leased to tenants that have common employers and may be dependent on one related source of income. Management believes that any possible loss resulting from the above-mentioned concentrations would not be material as the apartment units could be re-leased if the current tenants fail to perform under their obligations.

3.   REAL ESTATE INVESTMENTS

Real Estate

     As of December 31, 1996, the Company, through the Operating Partnership, controls, either through direct ownership or in some instances through an investment in a partnership or a limited liability company, 58 multifamily residential properties in Florida, Kentucky, Missouri, North Carolina, South Carolina and Texas. The Company, through the Operating Partnership, also owns an interest in Paradim which owns 3 multifamily residential properties that were previously wholly-owned by the Company, and has a minority interest in Gateway and Fair Grove which own three office properties; one in Missouri and two in suburban Washington, D.C. In addition, the Company has entered into a non-recourse ground lease, which commenced on October 24, 1996, related to approximately 27.47 acres in Louisville, Kentucky for potential development of a multifamily residential community in 1997.

     At December 31, 1996, the 58 multifamily residential properties controlled by the Company include 55 operating properties containing 15,026 apartment units, two properties under development for which 520 units are planned and a
12.6 acre tract of land for which 320 units are planned which the Company acquired in December 1996 for future development. Two of the operating properties containing 548 units are in the initial lease-up phase. The three multifamily residential properties owned by Paradim include two operating properties containing 928 apartment units and one property under development for which 336 units are planned.

The following is a summary of the Company's real estate investments at December 31, 1996:

                                            Number of Properties                      Number of Apartment Units
                                     ----------------------------------         ----------------------------------
                                                     Under                                      Under
Location                             Operating    Development     Total         Operating    Development     Total
--------                             ---------    -----------     -----         ---------    -----------     -----

Multifamily Properties
Florida
Tampa/St. Petersburg.............         13           -            13             4,013           -          4,013
Orlando (1)......................          7           1             8             1,802         320          2,122
Winterhaven......................          1           -             1               192           -            192
                                         ---         ---           ---            ------    --------         ------
                                          21           1            22             6,007         320          6,327
                                          --          --            --             -----       -----          -----
Kentucky
Louisville.......................          5           -             5             1,142           -          1,142
                                         ---         ---           ---             -----    --------          -----

Missouri
St. Louis........................         12           -            12             3,142           -          3,142
Kansas City......................          1           1             2               308         288            596
                                          --         ---           ---            ------      ------         ------
                                          13           1            14             3,450         288          3,738
                                          --         ---            --             -----      ------          -----

North Carolina
Charlotte (2)....................          6           1             7             1,647         232          1,879
Greensboro (3)...................          2           1             3               520         336            856
                                         ---         ---           ---            ------      ------         ------
                                           8           2            10             2,167         568          2,735
                                         ---         ---            --             -----      ------          -----
South Carolina
Charleston.......................          1           -             1               352           -            352
                                         ---         ---           ---            ------    --------         ------

Texas
Dallas (4).......................          9           -             9             2,836           -          2,836
                                         ---         ---           ---           -------      ------        -------
    Total Residential............         57           4            61            15,954       1,176         17,130
                                          ==         ===            ==            ======       =====         ======

                                           Number of Properties                       Number of Square Feet
                                     ----------------------------------         ----------------------------------
                                                     Under                                     Under
                                     Operating    Development     Total         Operating    Development     Total
                                     ---------    -----------     -----         ---------    -----------     -----
Office Properties
Missouri
St. Louis (5)....................          1           -             1           401,625           -        401,625

Washington, D.C. (6).............          2           -             2           322,845           -        322,845
                                         ---         ---           ---           -------    --------        -------
    Total Office.................          3           -             3           724,470           -        724,470
                                         ===         ===           ===           =======    ========        =======

(1) Operating information includes a 272 unit project that is in the initial lease-up phase. Development information includes 320 units related to land purchased in December 1996 for future development.

(2) Operating information includes a 220 unit project owned by Paradim in which the Company holds an approximate 44% interest.

(3) Development information includes a 336 unit project owned by Paradim in which the Company holds an approximate 44% interest.

(4) Operating information includes a 276 unit project that is in the initial lease-up phase and a 708 unit project owned by Paradim in which the Company holds an approximate 44% interest.

(5) Represents an office building owned by Gateway in which the Company holds a 20% interest.

(6) Represents two office buildings owned by Fair Grove in which the Company holds a 10% interest.

Development

     On January 29, 1996, the Company, through PGPSI, acquired a 5.15 acre tract of land in suburban Dallas, Texas and commenced construction on the 108,600 square feet Post and Paddock office/warehouse development. Construction was completed in November 1996 and the property was sold on December 4, 1996 for $3,700.

     The Company has entered into a non-recourse ground lease, which commenced on October 24, 1996, related to approximately 27.47 acres in Louisville, Kentucky for potential development in 1997. The ground lease allows the Company to develop, at its' discretion, a one or two phase multifamily residential community on the leased acreage. The lease has a term of 40 years and under certain conditions, the Company has the option to acquire the land. Monthly lease payments which are estimated to range from $7 to $14 have been deferred until July 1, 1997.

      On December 13, 1996, the Company acquired a 12.6 acre tract of land in Orlando, Florida for $2,007. A 320 unit multifamily residential community is planned for the site which, when developed, will be the second phase of the completed 272 unit Renaissance Pointe apartments.

     During 1996, the Company completed construction of three multifamily residential properties containing a total of 824 apartment units. At December 31, 1996, an additional 856 apartment units were under construction which are scheduled for completion in the first and second quarters of 1997, including 336 units owned by Paradim. The three multifamily residential properties completed in 1996 include the 276 unit Heron Pointe apartments in Tampa, Florida completed in February 1996, the 272 unit Renaissance Pointe apartments in Orlando, Florida completed in July 1996 and the 276 unit Stone Gate apartments completed in August 1996. At December 31, 1996, the Renaissance Pointe apartments and the Stone Gate apartments were in the initial lease-up phase.

Acquisitions

     On November 8, 1996, the Company purchased two North Carolina multifamily residential communities (the 240 unit Habersham Pointe apartments in Charlotte, North Carolina and the 216 unit River Oaks apartments in Greensboro, North Carolina) from a single seller for a total purchase price of $20,900, including the assumption of mortgage indebtedness in the amount of $6,357 collateralized by the River Oaks apartments.

Dispositions

     As a result of the sale of its commercial property services business discussed in Note 4, the Company disposed of its three wholly-owned operating commercial properties in the fourth quarter of 1996. The Company also sold the Turtle Creek I and the Turtle Creek II apartments in Asheville, North Carolina in the fourth quarter of 1996. The 1996 property sales are summarized in the following table:

                                                                                     SF/
                Date Sold                 Property              Location          # of Units      Sales Price
                ---------                 --------              --------          ----------      -----------
       Commercial Properties
       October 1, 1996               Southwood Mall            Bradenton, FL        113,949         $  3,170
       October 31, 1996              Westgate Centre           St. Louis, MO         58,935            7,130
       December 19, 1996             The Paragon               St. Louis, MO        102,486           10,000

       Multifamily Properties
       December 12, 1996             Turtle Creek I            Asheville, NC            208            7,075
       December 12, 1996             Turtle Creek II           Asheville, NC            176            6,725
                                                                                                    --------

       Total                                                                                        $ 34,100
                                                                                                    ========

     In accordance with FAS 121, properties held for sale are to be carried at the lower of the carrying amount or estimated fair value less selling costs. Accordingly, at June 30, 1996, the Company recognized an impairment adjustment of $1,143, all of which related to Southwood Mall, which is included in gain
(loss) on sale of properties in the accompanying statements of operations.

     In addition, in an effort to maximize the long term growth potential of the portfolio, management intends to regularly evaluate the possible disposition of targeted multifamily residential assets where a redeployment of capital can increase geographic efficiencies or improve operating results. At December 31, 1996, three multifamily properties (the 232 unit Brookfield apartments in Dallas, Texas; the 352 unit Westchase Apartments in Charleston, South Carolina; and the 251 unit San Miguel Apartments in St. Louis, Missouri) are classified as held for sale. The Company expects to sell these properties at prices in excess of carrying amounts.

Joint Venture

     On April 1, 1996, the Company entered into a joint venture (Paradim) with Careit Investments Limited Partnership ("Careit"), an affiliate of Caisse de depot et placement du Quebec, to acquire, develop and operate selected multifamily residential properties in markets in which the Company operates. The Company and Careit each have committed to invest up to $22,500, primarily through a newly formed Maryland corporation, Paradim, Inc., which intends to qualify as a REIT for Federal income tax purposes. Each investment by Paradim, Inc. is to be made through separate limited liability companies or limited partnerships in which Paradim, Inc. will own an 89% interest as the managing member or general partner, the Company will own a 1% interest and a number of private investors will own the remaining interests. In connection with Paradim, Inc.'s initial capitalization, the Company effectively contributed its interest in three properties (Overlook, formerly known as The Phoenix, a 220-unit multifamily residential complex in Charlotte, North Carolina; Highpoint, a 708-unit multifamily residential complex in Dallas, Texas; and Brassfield Park, a 336-unit multifamily residential complex under development in Greensboro, North Carolina) and Careit contributed $7,926 in cash. At formation, the Company also received a distribution of approximately $6,618, which was used to repay existing indebtedness under the line of credit. The Company recorded the initial contribution of these properties at their net carrying value on April 1, 1996, which was approximately $14,726 (net book value of $41,842 subject to existing indebtedness of $27,116). The Company's investment, which includes a direct 1% interest in two limited liability companies and one limited partnership and an approximate 43% indirect interest in such entities through its ownership in Paradim, Inc. (collectively, approximately 44%), is being accounted for under the equity method. As of December 31, 1996, the Company's aggregate investment in Paradim was approximately $7,954.

4.   PROPERTY SERVICES

     Subsequent to the business combination on July 27, 1994 and through June 30, 1996, the Company's management, leasing, construction and development businesses were conducted through PGPSI. PGPSI provided residential and commercial property services to the Company, affiliates of the Company and unrelated third parties. PGPSI was originally capitalized with $3,000 of cash and the issuance of a $17,000 note.

     During 1995, PGPSI was realigned from a regional multi-product organization to two national product groups - one for residential operations and one for commercial operations. As a result of the realignment, PGPSI incurred non-recurring charges totaling $748 related to employee severance and other costs, including $195 of non-cash charges associated with the accelerated vesting of outstanding restricted stock made available to certain employees (See
Note 9). At December 31, 1995, PGPSI managed over 26.4 million square feet of commercial space and 22,085 apartment units.

     In May 1996, the Company executed an agreement to sell its commercial property services business to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In order to accomplish the sale, PGPSI's residential property services business was transferred to PRSI. Immediately following the transfer, as of June 30, 1996, Insignia acquired all of the outstanding stock of PGPSI and a $12,432 note receivable from PGPSI held by the Company. The acquisition price included initial cash consideration of $18,200 and two potential earn-out payments totaling up to $4,000 which are contingent upon PGPSI revenue meeting certain specified targets over the next three years. The earn-out payments may be reduced by as much as $2,900 in the event certain management contracts are terminated within a two-year period after closing. In addition, the initial acquisition price may be reduced by up to $1,100 in the event the employment of certain employees of PGPSI is terminated within one year after closing or certain existing management contracts are terminated within a five-year period after closing.

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

     As a result of the sale, the Company recognized a gain of $11,930 which does not consider potential earn-out payments, the value of warrants issued or received, or $1,100 of the initial acquisition price which is contingent on future events. The contingent portion of the initial acquisition price and the earn-out payments, if any, will be recognized when earned. The gain on sale was determined in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations", whereby the commercial property service business net loss of $843 from the date (May 7, 1996) management committed to the disposal of the commercial property services business (the "Measurement Date") through the date of sale (June 30, 1996) was treated as a reduction of the gain on sale. The post-Measurement Date net loss is summarized as follows:


           Revenue
              Property management services - third party.....................          $     724
              Property management services -affiliates.......................                471
              Leasing and other property services - third party..............              1,318
              Leasing and other property services - affiliates...............                376
              Other..........................................................                430
                                                                                       ---------
                                                                                           3,319
                                                                                       ---------

           Expenses
              Property management............................................              3,348
              General and administrative.....................................                570
              Interest.......................................................                  1
              Depreciation and amortization..................................                243
                                                                                       ---------
                                                                                           4,162
                                                                                       ---------
         Net Loss............................................................          $    (843)
                                                                                       ==========

     Included in property management expenses is $767 of amortization primarily related to the June 30, 1996 accelerated vesting of employee restricted stock granted to certain employees of the commercial property services business.

     The closing of the sale occurred on July 2, 1996, at which time the Company received net proceeds from the sale of $18,072 (net of prorations of $165). Proceeds from the sale were used to reduce borrowings outstanding under the line of credit.

     PRSI will continue the Company's residential property services business and will provide all residential property service functions previously provided by PGPSI, including property management, leasing, development, acquisition and disposition for its owned residential communities as well as for affiliated and third party residential owners. As of December 31, 1996, the Company, through PRSI, managed 77 multifamily residential communities located across the United States, totaling approximately 21,696 apartment units (of which 57 communities and 15,954 apartment units were for the Company, including two communities and 928 apartment units for Paradim).


5.   DEFERRED CHARGES

     Deferred charges consist of the following:

                                                       December 31,            December 31,
                                                           1996                    1995
                                                        ---------             ------------
         Deferred financing costs....................   $   7,229             $      8,378
         Organization costs..........................         249                      249
         Prepaid leasing costs.......................           -                      421
         Management and leasing contracts............       1,356                    4,044
                                                        ---------             ------------
                                                            8,834                   13,092
         Less: Accumulated amortization..............      (3,060)                  (3,838)
                                                        ---------             ------------
                                                        $   5,774             $      9,254
                                                        =========             ============

     Amortization of organization costs and prepaid leasing costs was $94, $148 and $110 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Amortization of deferred financing costs, which is included in interest expense in the accompanying statements of operations, was $1,473, $1,559 and $1,074 for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, an additional $204 of construction period amortization of deferred financing costs related to multifamily residential developments under construction was capitalized.

     Amortization of management and leasing contracts purchased at formation was $797, $2,231 and $482 for the years ended December 31, 1996 and 1995 and the period from July 27, 1994 through December 31, 1994, respectively. Management has estimated the useful life of the contracts initially acquired to be five years, based upon historical experience with other contracts with similar terms. During 1996 and 1995, certain of the contracts were terminated, and as a result, the Company recognized impairment adjustments of $258 and $1,111, respectively, which are included in amortization expense in the accompanying statements of operations. The impairment adjustments, determined on a prorata basis, were based upon the percentage of contracts terminated during 1996 and 1995. The contracts terminated in 1996 and 1995 were allocated gross values of $359 and $1,556 and related accumulated amortization of $101 and $445, respectively.
Management intends to periodically evaluate the carrying amount of the management and leasing contracts in the future and, if necessary, record additional impairment adjustments.

     In 1996, the Company wrote-off $2,329 of management and leasing contracts (and $941 of related accumulated amortization) which related to the commercial property services business sold in 1996 which is included in gain on sale of commercial property services business in the accompanying statements of operations. In addition, $462 of prepaid leasing costs (and $185 of related accumulated amortization) which related to the commercial properties sold in 1996 was written-off in 1996 and is included in the gain (loss) on sale of properties in the accompanying statements of operations. In 1996 and 1995, the Company also wrote-off certain fully amortized deferred charges including $1,841 of deferred financing costs in 1996 and $206 of organization costs, $86 of prepaid leasing costs and $730 of deferred financing costs in 1995. As a result of loan repayments in 1994, $970 of deferred financing costs were written-off and are reflected as an extraordinary loss in the accompanying statements of operations.

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

     As of December 31, 1996 and 1995, the net assets reported in the consolidated financial statements for the Company exceed the tax basis in net assets by approximately $39,000 and $44,000, respectively.

     PGPSI and PRSI file separate tax returns and are subject to income tax. Accordingly, the provision for income taxes for PGPSI through the date of sale on June 30, 1996 and for PRSI for the period from July 1, 1996 through December 31, 1996 has been calculated in accordance with the Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" ("FAS 109"). Under the provisions of FAS 109, deferred tax assets and liabilities are provided for certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, computed based on provisions of the enacted tax law. Significant components of deferred tax assets and liabilities for PGPSI as of December 31, 1995 and PRSI as of December 31, 1996 are as follows:

                                                                       PRSI            PGPSI
                                                                   December 31,     December 31,
                                                                       1996             1995
                                                                   ------------     ------------
       Deferred tax assets:
          Intangible assets...................................     $     1,266      $      4,189
          Net operating loss..................................             819             1,284
          Employee restricted stock compensation..............             388               561
          Other   ............................................             225               133
                                                                   -----------      ------------
                                                                         2,698             6,167
          Valuation allowance.................................          (2,605)           (5,304)
                                                                   -----------      ------------
                                                                   $        93      $        863
                                                                   ===========      ============

       Deferred tax liabilities:
          Depreciable assets..................................     $        87      $        858
          Other   ............................................               6                 5
                                                                   -----------      ------------
                                                                   $        93      $        863
                                                                   ===========      ============

     Deferred tax assets relate primarily to (i) the difference in the carrying amount of intangible assets recognized at formation of each entity for financial reporting purposes and the amount recognized for tax purposes; (ii) the amortization of employee restricted stock compensation for financial reporting purposes; and (iii) tax net operating losses, which for PRSI expires in 2011. Deferred tax liabilities relate primarily to the difference in the carrying amount of certain depreciable assets for financial reporting purposes which are deducted for tax purposes. A valuation allowance has been recognized to offset the net deferred tax assets, due to the uncertainty of the ultimate realization of those deferred tax assets in future years.

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

     Effective October 1, 1995, the Company assumed debt in the amount of $9,856 associated with the acquisition of partnership interests related to the 372 unit Spanish Trace apartments in St. Louis, Missouri. The loan requires monthly payments of principal and interest, bears interest at 7.35% per annum, matures in September 2028 and is insured by the United States Department of Housing and Urban Development ("HUD"). There are no restrictions on the use or operation of this property.

     In December 1995, the Company obtained new debt in the amount of $69,000 collateralized by various properties. The new debt requires monthly interest only payments at 7.29% per annum for three years and monthly principal and interest payments for years four through ten based on a 25 year amortization schedule and matures December 2005. Net proceeds of the new debt were used to repay existing borrowings under the Company's line of credit.

     Additionally, in December 1995, in conjunction with the purchase of the 220 unit Overlook apartments in Charlotte, North Carolina, the Company obtained new debt in the amount of $5,400 which is collateralized by the property. The loan requires monthly payments and bears interest at 7.5% fixed throughout the term with interest only payments for the first two years and principal and interest payments for the last 5 years based on a 25 year amortization schedule. The note matures in January 2003. On April 1, 1996, the loan was assumed by Paradim.

     Also in December 1995, concurrent with the acquisition of two properties, the Company borrowed $20,250 and $7,930. The notes required monthly payments of interest only at interest rates of 7.66% and 7.63% respectively. The notes were collateralized by various properties and had maturity dates of June and March 1996, respectively. The $7,930 loan was repaid at maturity on March 28, 1996 and on April 1, 1996, the $20,250 loan was assumed by Paradim.

     On November 6, 1996, the Company obtained new debt in the amount of $7,400 collateralized by the 278 unit Schooner Bay apartments in Tampa, Florida. The new debt requires monthly payments of principal and interest at 7.7% per annum for seven years and matures in November 2003. Net proceeds of the new debt were used to fund a portion of the purchase of the 240 unit Habersham Pointe apartments in Charlotte, North Carolina and the 216 unit River Oaks apartments in Greensboro, North Carolina on November 8, 1996.

     On November 8, 1996, in conjunction with the purchase of the 216 unit River Oaks apartments in Greensboro, North Carolina, the Company assumed mortgage indebtedness in the amount of $6,357 collateralized by the property. The loan requires monthly payments of principal and interest at 8.44% per annum and matures on October 15, 1999.

     Mortgages payable consist of 30 loans ($254,592 principal amount) at December 31, 1996 and 33 loans ($279,280 principal amount) at December 31, 1995, each of which is collateralized by properties included in real estate assets. At December 31, 1996, 22 of the loans ($219,134 principal amount) carry a fixed interest rate and provide for the monthly payment of interest only, and 8 loans ($35,458 principal amount) provide for monthly payments of principal and interest at a fixed rate. Interest rates on the fixed rate mortgages range from 5.75% to 8.52% at December 31, 1996 with a weighted average interest rate of 7.75%. At December 31, 1995, 27 of the loans carry a fixed interest rate and provide for the monthly payment of interest only, and 6 loans provide for monthly payments of principal and interest at a fixed rate. Interest rates on the fixed rate mortgages range from 5.75% to 10% at December 31, 1995 with a weighted average interest rate of 7.71%. During 1996, $12,762 of principal was repaid on mortgage loans.

     At December 31, 1996 and 1995, two of the mortgage loans collateralize tax exempt housing revenue bonds and two related mortgage loans collateralize taxable housing revenue bonds. The Predecessors obtained these mortgages during 1993. As additional security for these loans, the Predecessors entered into reimbursement agreements, paid premiums of $1,587, and agreed to pay an annual servicing fee of .1% of the original loan balances. The underlying collateral for the bonds is subject to land use restrictions which provide, among other things, that at least 20% of the multifamily housing units be leased to low or moderate income families as established by HUD. On July 27, 1994, the Operating Partnership assumed the aforementioned mortgage loans and succeeded to the agreements and restrictions thereto.

     At December 31, 1996, the Company owned one other multifamily property which was previously financed with the proceeds of multifamily revenue bonds and remains subject to similar HUD restrictions which expire under certain conditions in 1997.

Line of Credit

     Concurrent with the Initial Offering, the Company obtained a line of credit facility in the amount of $75,000. The commitment was subsequently increased to $115,000 and in December 1995 was reduced by the Company to $90,000 and under certain conditions could be increased to $150,000. On July 27, 1996, the Company executed a renewal and modification of the line of credit facility. Under the terms of the new agreement, the Company may borrow up to $85,000 including up to $50,000 related to development activities. The line of credit matures in July 1998, but may be extended through July 1999 at the Company's option. Borrowings under the line of credit are collateralized by specified operating properties and properties under development. The interest rate on the amounts outstanding under the line are based on, at the Company's election, either (i) the greater of the prime rate or the Federal Funds rate plus .50% or, (ii) the London Interbank Offer Rate ("LIBOR") plus 2.0% - 2.25%, depending on certain financial ratios concerning leverage and debt service coverage. The line of credit reprices, at the Company's discretion, in defined intervals ranging from 1 to 360 days. As the line of credit is drawn or reprices, the Company enters into a contract and selects the term and the interest rate option it desires. If the Company selects a contract based upon LIBOR plus 2.0% - 2.25%, then the interest rate becomes fixed for the term selected. Otherwise, the contract rate varies based upon the appropriate index.

     At December 31, 1996, $42,700 is outstanding under the line of credit in two separate contracts. One contract in the amount of $30,700 is priced at 7.63% and the second contract in the amount of $12,000 is priced at 7.69%. At December 31, 1996 the prime rate, Federal Funds rate and three month LIBOR were 8.25%, 5.02%, and 5.56%, respectively. During 1996, $73,700 of new borrowings were drawn under the line of credit and $45,500 of principal was repaid.

     The scheduled principal payments related to all debt outstanding as of December 31, 1996 are as follows:

         Year                   Amount
         -----------------------------
         1997     .......... $        623
         1998     ..........       47,081
         1999     ..........       68,380
         2000     ..........        8,068
         2001     ..........       63,540
         Thereafter.........      109,600
                               ----------
         Total    .......... $    297,292
                             ============

The maturities reflected above for 1998 include $42,700 of amounts outstanding under the line of credit which reprice in 1997.

Pledged Assets

     The aggregate net book value at December 31, 1996 and 1995 of property pledged as collateral for indebtedness amounted to approximately $470,126 and $441,564, respectively.

8.   MINORITY INTERESTS

     In connection with the formation of the Company and the Operating Partnership, certain persons received either common stock of the Company or Units in the Operating Partnership. A Unit in the Operating Partnership and a share of common stock of the Company have the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership and any distributions from the Operating Partnership. Beginning one year after the closing of the Initial Offering, which occurred on July 27, 1994, each Unit may be redeemed by holders of the Units for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share at the time of the redemption. When a unitholder redeems a Unit for a share, minority interests will be reduced and the Company's investment in the Operating Partnership will be increased. During 1995, 94,118 Units were exchanged for shares of common stock of the Company. The number of Units held by minority interest unitholders were 3,675,258 and 3,670,564 at December 31, 1996 and 1995, respectively. At December 31, 1996, the unitholders' minority interest ownership percentage in the Operating Partnership was 19.9%.

     Minority interests in the accompanying consolidated financial statements relate to holders of Units in the Operating Partnership, the minority interest in PRSI and the ownership of certain partnership interests in various properties where the Operating Partnership holds a controlling interest. The Operating Partnership acquired its controlling partnership interests by contributing cash for, in most instances, an agreed upon cumulative preferred return in the existing property partnerships.

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

     Effective July 27, 1994, the Company also issued 324,400 shares of common stock pursuant to the Employee Restricted Stock Plan discussed below. The value of the employee restricted stock ($6,893, representing 324,400 shares valued at the Initial Offering price of $21.25 per share) is being amortized and recognized as compensation expense ratably over a three to five year vesting period. Amortization of employee restricted stock compensation for 1996, 1995 and 1994 was $2,135, $1,333 and $577, respectively, and is included in property management expense in the accompanying consolidated statements of operations, except for $767 in 1996 of post-Measurement Date amortization primarily related to the June 30, 1996 accelerated vesting of employee restricted stock granted to certain employees of the commercial property services business which is included in gain on sale of commercial property services business. The unamortized portion of the employee restricted stock has been classified for financial reporting purposes as a reduction to stockholders' equity. At December 31, 1996 and 1995, 84,486 and 42,266 shares, respectively, of employee restricted stock were held by the Company and had not been granted to employees. Accordingly, such shares are classified as treasury shares for financial reporting purposes in the accompanying consolidated balance sheets.

     During 1996 and 1995, the Company paid quarterly dividends, with respect to the fourth quarter of 1994 through the third quarter of 1996, of $.465 per share of common stock. Concurrent with the quarterly dividend payments, the Operating Partnership distributed $.465 per Unit.

Stock Plans

     In connection with the Initial Offering, the Company adopted an Employee Restricted Stock Plan (the "Initial Plan") which was designed to retain and motivate officers and other employees. In August 1994, a total of 324,400 shares of the Company's common stock were issued for use in the Initial Plan. Initially, 288,800 shares of restricted stock issued under the Initial Plan were granted to 81 employees at no cost to the employees. The restricted shares pursuant to the Initial Plan were treated as outstanding shares in connection with the Initial Offering. As such, the issuance of the restricted stock had no dilutive effect on the Company's stockholders. Generally, the Initial Plan calls for vesting in three annual installments beginning on the third anniversary date and ending on the fifth anniversary date. During the vesting period the restricted shares are non-transferable but entitle the participants to all other rights of a stockholder, including the right to vote and receive dividends. During 1995, 10,000 shares originally issued under the Initial Plan were granted to certain employees. Additionally, management redeemed 16,666 shares and eliminated the vesting requirements for 10,134 shares granted to employees terminated in connection with the realignment of PGPSI. In 1996, 9,525 additional shares were granted to employees and 51,745 shares were redeemed. The vesting was accelerated and eliminated on 129,380 shares in 1996 including 90,643 shares on which the vesting was accelerated in connection with the sale of the commercial property services business on June 30, 1996. The related amortization of compensation expense in 1996 and 1995 was adjusted accordingly. At December 31, 1996, 100,400 shares of restricted stock issued to 18 employees under the Initial Plan were outstanding.

     The Company has established the 1994 Employee Stock Option, Unit Option, Restricted Stock, Restricted Unit and Restricted Stock Right Plan, as amended and restated, (the "Employee Plan") for the purpose of attracting, retaining, and motivating officers and other employees. The Employee Plan authorizes the issuance of up to 1,460,000 shares of common stock and/or Units pursuant to options or restricted shares or Units granted or issued under the plan. The Employee Plan limits the number of shares of restricted stock, stock rights and/or Units, which are eligible for grant at no cost, to 485,000 shares/Units. Options granted under the Employee Plan have a ten year term and will have such pricing, vesting and other terms as the committee approving the grant will determine. Effective August 23, 1994, options to purchase 80,000 shares of common stock were granted to eight officers under the Employee Plan. These options are at a price of $21.25 per share and are fully vested. Effective April 4, 1995, options to purchase an additional 283,000 shares were granted to 64 officers and employees under the Employee plan. These options are at a price of $17.25 and vest over periods ranging from three to five years. Effective August 22, 1995, options to purchase an additional 4,000 shares were granted to four officers and employees under the Employee Plan at a price of $17.50 under the same vesting provisions. During 1996, no additional options were granted. On September 11, 1996, restricted stock rights to receive 79,500 shares of restricted stock upon the occurrence of certain triggering events including the merger, consolidation or reorganization of the Company were issued to five officers of the Company. The proposed merger with Camden Property Trust discussed in Note 17 will constitute a triggering event. At December 31, 1996, no shares of restricted stock and/or Units had been granted under the Employee Plan.

     The Company has adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each non-employee director, in connection with the Initial Offering, was granted options to purchase 5,000 shares of common stock. The Director Plan also provides for automatic annual grants of 2,500 shares of common stock following the annual election of directors. The exercise price of all options granted under the Director Plan is the fair market value of the common stock on the date of grant. Each option granted has a term of ten years and vests six months after the date of grant. At December 31, 1996, options to purchase 60,000 shares of common stock had been granted under the Director Plan.

     The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.22% and 5.39%; a dividend yield of approximately 10.5%; volatility factor of the expected market price of the Company's common stock of .171; and a weighted-average expected life of the options of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income for 1996 and 1995 was $21,201 and $10,034, respectively, with no impact on reported earnings per share. Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                            1996                       1995                        1994
                                 -------------------------  -------------------------   ------------------------
                                 Options  Weighted-Average  Options  Weighted-Average   Options Weighted-Average
                                  (000)    Exercise Price    (000)    Exercise Price     (000)   Exercise Price
                                  -----    --------------    -----    --------------     -----   --------------
Outstanding-beginning of year..      396      $ 18.38           110       $ 21.25            -      $    -
Granted........................       15        17.75           302         17.27          110       21.25

Exercised......................        -            -             -             -            -           -
Forfeited......................     (134)       17.26           (16)        17.25            -           -
                                 -------     --------       -------       -------       ------      ------


Outstanding-end of year........      277     $  18.89           396       $ 18.38          110      $21.25
                                 =======     ========       =======       =======       ======      ======

Exercisable at end of year.....      140     $  20.49           125       $ 20.82          110      $21.25

Weighted-average fair value of
options granted during the year   $  .67                     $  .51

     Exercise prices for options outstanding as of December 31, 1996 ranged from $17.25 to $21.25. The weighted-average remaining contractual life of those options is 8.06 years.

10.  EARNINGS PER SHARE

     Per share amounts are computed based on the weighted average number of shares outstanding during the period (14,791,165 in 1996, 14,698,336 in 1995 and 14,513,503 in 1994). Earnings per share will be unaffected by partners who elect to convert Units in the Operating Partnership to shares of common stock in the Company as unitholders and stockholders effectively share equally in the net income of the Operating Partnership. The assumed exercise of outstanding stock options, using the treasury stock method, is not dilutive and therefore, is not considered in determining shares outstanding.

     For the years ended December 31, 1996 and 1995, the Company had earnings of $1.43 and $.68 per share, respectively.

     For the period July 27, 1994 through December 31, 1994, the Company incurred a loss before extraordinary items of $(.06) per share. The effect of the extraordinary gain from the forgiveness of debt, net of minority interests, increased earnings per share by $.47, while the extraordinary loss from the early extinguishment of debt, net of minority interests, decreased earnings per share by $(.36), resulting in net income per share of $.06. During the period, the Company incurred $7,796 in non-recurring reorganization costs, principally legal, accounting, and other costs incurred in connection with the formation of the Company. The effect of these costs, net of minority interests of $1,668, was to reduce the income (loss) before the extraordinary items by $(.42) per share.

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

     In December 1995, the Company purchased the Overlook Apartments, formerly known as The Phoenix, from a partnership which was owned by affiliates of the Company and outside investors. As consideration for the purchase, the Company paid cash of $8,500 and assumed $300 of debt payable to affiliates. Affiliates of the Company did not receive any of the cash portion of the purchase price. However, on January 3, 1996, the $300 of affiliated debt was repaid by the Company with cash of $200 and the issuance of 4,694 Units.

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

     At December 31, 1996, the Company has three notes receivable from Paradim in the total outstanding amount of $9,839. One note, in the outstanding amount of $9,723 at December 31, 1996, represents amounts advanced to Paradim to fund construction of Brassfield Park, a planned 336-unit multifamily residential complex under development in Greensboro, North Carolina. Under the terms of the loan agreement effective April 1, 1996, Paradim may borrow up to $11,500 from the Company. The loan bears interest at a variable rate based on the non-default rate of interest charged to the Company under its line of credit. For the period April 1 through December 31, 1996, the interest rate averaged approximately 7.41% per annum. Monthly payments of interest only are due until maturity on September 30, 1997 at which time the outstanding principal and accrued interest will be due and payable. The loan is collateralized by Brassfield Park. The other two notes, in the total amount of $116, were executed in connection with the formation of Paradim and relate to the redemption of certain of the Company's interests in the properties contributed to Paradim. These two notes bear interest at 8% per annum and mature on June 30, 1997.

12.  COMMITMENTS AND CONTINGENCIES

Commitments

     PRSI is a party to office and equipment leases with varying terms which expire over the next eight years. Future minimum lease payments for noncancelable office and equipment leases for the next five years and thereafter, as of December 31, 1996, are as follows:

         Year                                                 Capital         Operating
         ----                                                 -------         ---------
         1997     .......................................   $       35         $    793
         1998     .......................................           10              459
         1999     .......................................            5              458
         2000     .......................................            -              473
         2001     .......................................            -              391
         Thereafter......................................            -            1,135
                                                             ---------         --------
         Total minimum lease payments....................           50         $  3,709
                                                                               ========
         Amounts representing interest...................           (3)
                                                             ---------
         Present value of net minimum lease payments.....    $      47
                                                             =========

     In addition, the Company has entered into a non-recourse ground lease, which commenced on October 24, 1996, related to approximately 27.47 acres in Louisville, Kentucky for potential development in 1997. The ground lease allows the Company to develop, at its' discretion, a one or two phase multifamily residential community on the leased acreage. The lease has a term of 40 years and under certain conditions, the Company has the option to purchase the land. Monthly lease payments are required based upon the number of apartment units developed and include certain scheduled payment increases, some of which are tied to the Consumer Price Index ("CPI"). The Company believes that the monthly lease payments will range between $7 and $14 over the lease term, subject to CPI adjustments. The monthly lease payments have been deferred until July 1, 1997.

     The eligible employees of PRSI (and previously PGPSI) and the Predecessors participate in a contributory employee savings plan. Under the plan, PRSI may make matching contributions with respect to contributions made by eligible employees. Expenses under the plan for the years ended December 31, 1996, 1995 and 1994 were not material.

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

     In connection with the Initial Offering, environmental consultants were engaged to perform environmental assessments on each of the properties. The environmental assessments identified certain properties with underground or above ground storage tanks, pipelines, asbestos containing materials or radon levels in excess of the Environmental Protection Agency standards and noted that one property is located within one-half mile of a site included on the National Priorities List issued pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended. The environmental assessments revealed only one property, Knollwood I, that had contamination in significant amounts requiring remediation. Remediation was successfully completed in 1994 at a cost of $70. Management intends to monitor all properties for possible environmental impact. As of December 31, 1996 no remedial actions are currently considered necessary.

13.  SEGMENT OPERATIONS

     The Operating Partnership is engaged in the ownership and rental of residential apartment communities, office buildings and retail properties and PRSI (and previously PGPSI) provides property management, construction, development and other services to both related and unrelated parties. As discussed in Note 3, the Company sold its wholly-owned office building and retail properties in the fourth quarter of 1996. Revenue from property management and other services provided to affiliated partnerships, which collectively represent a major customer of PRSI (and previously PGPSI), was approximately 39%, 28%, 24% and 30% of total property services revenue for the years ended December 31, 1996 and 1995, the period July 27 to December 31, 1994 and the period January 1 to July 26, 1994, respectively. Revenue from property management and other services provided to the consolidated group are recognized in the period in which the services are provided and are eliminated in consolidation. The following table presents operating and other information divided among the two primary lines of the Company's and Predecessors' business.

                                                                            Property
                                                                           Management
                                                                            and Other
                                                              Rental        Services                        Combined
                                                            Operations     Operations    Elimination          Total
                                                            ----------     ----------    -----------          -----
YEAR ENDED DECEMBER 31, 1996:

      Revenue - third party.........................      $      94,792   $     5,977     $       -       $   100,769

      Revenue - affiliates..........................                161         3,799             -             3,960

      Intersegment revenue..........................              2,074         3,150        (5,224)                -
                                                          -------------   -----------     ---------       -----------

          Total revenue.............................             97,027        12,926        (5,224)          104,729

      Operating expenses............................            (44,430)      (17,183)        2,904           (58,709)
                                                          -------------   -----------     ---------       -----------

          Operating profit..........................      $      52,597   $    (4,257)    $  (2,320)      $    46,020
                                                          =============   ===========     =========       ===========

      Depreciation and amortization.................      $      17,826   $     1,726     $       -       $    19,552
                                                          =============   ===========     =========       ===========

      Identifiable assets at December 31, 1996......      $     561,473   $     9,866     $ (34,472)      $   536,867
                                                          =============   ===========     =========       ===========

      Capital expenditures and investments..........      $      70,039   $     3,664     $       -       $    73,703
                                                          =============   ===========     =========       ===========


                                                                            Property
                                                                           Management
                                                                            and Other
                                                              Rental        Services                      Combined
                                                            Operations     Operations    Elimination        Total
                                                            ----------     ----------    -----------        -----
YEAR ENDED DECEMBER 31, 1995:

      Revenue - third party.........................      $      83,902   $    17,076     $       -       $   100,978

      Revenue - affiliates..........................                  -         6,590             -             6,590

      Intersegment revenue..........................              2,342         2,840        (5,182)                -
                                                          -------------   -----------     ---------       -----------

          Total revenue.............................             86,244        26,506        (5,182)          107,568

      Operating expenses............................            (39,092)      (23,684)        2,701           (60,075)
                                                          -------------   -----------     ---------       -----------

          Operating profit..........................      $      47,152   $     2,822     $  (2,481)      $    47,493
                                                          =============   ===========     =========       ===========

      Depreciation and amortization.................      $      15,447   $     3,114     $       -       $    18,561
                                                          =============   ===========     =========       ===========

      Identifiable assets at December 31, 1995......      $     552,186   $    20,422     $ (32,997)      $   539,611
                                                          =============   ===========     =========       ===========


      Capital expenditures and investments..........      $     115,495   $     2,258     $       -       $   117,753
                                                          =============   ===========     =========       ===========


              PERIOD JULY 27 TO DECEMBER 31, 1994:

      Revenue - third party.........................      $      33,731   $     8,326     $       -       $    42,057

      Revenue - affiliates..........................                  -         2,655             -             2,655

      Intersegment revenue..........................                877         1,057        (1,934)                -
                                                          -------------   -----------     ---------       -----------

          Total revenue.............................             34,608        12,038        (1,934)           44,712

      Operating expenses............................            (15,146)      (10,671)        1,019           (24,798)
                                                          -------------   -----------     ---------       -----------

          Operating profit .........................      $      19,462   $     1,367     $    (915)      $    19,914
                                                          =============   ===========     =========       ===========

      Depreciation and amortization.................      $       6,393   $       626     $       -       $     7,019
                                                          =============   ===========     =========       ===========

      Identifiable assets at December 31, 1994......      $     455,461   $    21,437     $ (34,350)      $   442,548
                                                          =============   ===========     =========       ===========

      Capital expenditures and investments..........      $     197,577   $     3,505     $       -       $   201,082
                                                          =============   ===========     =========       ===========

            PERIOD JANUARY 1 TO JULY 26, 1994:

      Revenue - third party.........................      $      41,359   $    10,846     $       -       $    52,205

      Revenue - affiliates..........................                  -         4,737             -             4,737

      Intersegment revenue..........................                  -         2,185        (2,185)                -
                                                          -------------   -----------     ---------       -----------

           Total revenue............................             41,359        17,768        (2,185)           56,942

      Operating expenses............................            (20,811)      (14,593)        2,029           (33,375)
                                                          -------------   -----------     ---------       -----------

           Operating profit ........................      $      20,548   $     3,175     $    (156)      $    23,567
                                                          =============   ===========     =========       ===========

      Depreciation and amortization.................      $       6,448   $       258     $    (207)      $     6,499
                                                          =============   ===========     =========       ===========

      Identifiable assets at July 26, 1994..........      $     264,538   $     3,717     $  (5,579)      $   262,676
                                                          =============   ===========     =========       ===========

      Capital expenditures and investments..........      $       3,029   $       314     $    (114)      $     3,229
                                                          =============   ===========     =========       ===========

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1996 and December 31, 1995. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

15.  SUPPLEMENTAL CASH FLOW INFORMATION

     In connection with the business combination on July 27, 1994, certain non-cash transactions were recorded by the Company, including: (i) basis adjustments for the purchase of partnership interests for cash or Units, or assumption of debt, (ii) elimination of historical basis of certain assets purchased for cash, (iii) adjustments resulting from the transfer of the property management, leasing, construction and development businesses of the Predecessors to PGPSI, (iv) elimination of net working capital due to/from prior owners at closing, (v) issuance of stock in exchange for note receivable from PGPSI, (vi) issuance of stock pursuant to the Employee Restricted Stock Plan,
(vii) recognition of mortgage principal and accrued interest concessions by lenders, (viii) write-off of deferred financing costs associated with debt repaid at closing, (ix) write-off of fully amortized deferred charges, (x) elimination of partner loans, and (xi) allocation of capital to minority interests. These transactions, with respect to the elimination of historical basis on assets purchased for cash, the adjustments resulting from transfer of the property management, leasing, construction and development businesses to PGPSI and the net working capital adjustments, also include certain cash components. These cash adjustments are presented as deemed distributions at formation in the accompanying consolidated statements of cash flows.

     Certain non-cash transactions were also recorded effective October 1, 1995 in connection with the acquisition of partnership interests related to Spanish Trace for a combination of cash and Units and on April 1, 1996 in connection with the formation of Paradim and the Company's corresponding contribution of certain properties that were previously wholly-owned. The aggregate effect of the non-cash transactions recorded in connection with the business combination in 1994, the acquisition of partnership interest related to Spanish Trace in 1995 and the formation of Paradim in 1996 are summarized as follows:

                                                                                                     Period
                                                                                                    July 27 to
                                                               Year Ended December 31,             December 31,
                                                                1996             1995            1994, as Restated
                                                          --------------- -----------------     -------------------
Operating real estate assets.......................        $    (35,461)    $     15,968          $    (39,575)
Accumulated depreciation...........................                   -           (8,280)               26,973
Construction in process............................              (6,293)               -                     -
Accounts receivable................................                 (18)               -                  (171)
Advances to affiliates.............................                (403)               -                   155
Investment in ventures.............................              14,452                -                 7,289
Notes receivables from venture.....................                 116                -                     -
Deferred charges, net..............................                 (85)             222                (1,342)
Other assets.......................................                 (36)               -                  (749)
                                                           ------------     ------------          ------------
                                                           $    (27,728)    $      7,910          $     (7,420)
                                                           ============     ============          ============

Notes payable......................................        $    (25,650)    $      9,856          $    (28,956)
Accrued interest payable...........................                (166)               -               (10,822)
Accrued real estate taxes..........................                (205)               -                (2,875)
Accounts payable and accrued liabilities...........              (1,566)              13                (2,647)
Partners loans.....................................                   -                -               (10,650)
Tenant security deposits...........................                (141)               -                (1,231)
Minority interests.................................                   -                -                56,886
Stockholders' equity...............................                   -           (1,959)               (7,125)
                                                           ------------     ------------          ------------
                                                           $    (27,728)    $      7,910          $     (7,420)
                                                           ============     ============          ============

     Other non-cash investing and financing activities during 1996, 1995 and 1994 are as follows:

                                                                                       Company                   Predecessor
                                                                           ----------------------------------   ------------
                                                                                                      Period
                                                                                                    July 27 to      Period
                                                                                                     December      January 1
                                                                            Year Ended December 31,  31, 1994,        to
                                                                            -----------------------     as          July 26,
                                                                               1996        1995      Restated        1994
                                                                             --------   ---------    --------     ----------
Construction in process payables........................................     $  3,537   $   2,053    $    214     $        -
Additions to operating real estate assets
   transferred from construction........................................       43,656      22,546           -              -
Accrual of distributions from unconsolidated ventures...................            -           -         242              -
Accrual of liability associated with the acquisitions
   of land for Units....................................................            -      (1,568)      1,568              -
Mortgage principal concessions recognized prior to
   the business combination.............................................            -           -           -          1,776
Debt assumed in connection with the acquisition of property.............        6,357         300           -              -
Conversion of Units to common stock.....................................            -       1,215           -              -
Partial repayment of note payable to affiliates with Units..............          100           -           -              -
Accrued net selling costs related to sale of commercial
   property services business...........................................        1,216           -           -              -
Deferred gain on sale of commercial property
   services business....................................................        1,100           -           -              -


16.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following is a summary of quarterly results of operations for the years ended December 31, 1996 and 1995:

                                                           First          Second         Third
                                                          Quarter,       Quarter,       Quarter,
                                                        as Restated    as Restated    as Restated    Fourth
                                                          for 1995       for 1995      for 1995      Quarter       Total
                                                          --------       --------      --------     ----------    -------
Year Ended December 31, 1996:
   Revenues  ..........................................  $  28,538      $  26,145     $  25,202    $  24,844    $  104,729
   Net income  ........................................      1,378          9,203         1,137        9,497        21,215
   Per share data:
     Net income  ......................................       0.09           0.62          0.08         0.64          1.43

Year Ended December 31, 1995:
   Revenues  ..........................................  $  25,303      $  26,266     $  26,897    $  29,102    $  107,568
   Net income  ........................................      2,054          2,677         3,091        2,241        10,063
   Per share data:
     Net income  ......................................       0.14           0.18          0.21         0.15          0.68

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

17.  PROPOSED MERGER

     On December 16, 1996 the Company executed an Agreement and Plan of Merger (the "Agreement") with Camden Property Trust ("Camden") which provides for, among other things, the merger of the Company into a wholly-owned subsidiary of Camden through a tax-free exchange of each share of the Company's common stock for .64 common shares of beneficial interest of Camden, whereby stockholders of the Company will become shareholders of Camden.

     The Company has the option to terminate the Agreement in the event the average closing price of Camden common shares ("Average Closing Price") falls below $25.67 during a specified pricing period prior to a special meeting of the stockholders of the Company. In the event the Company elects to terminate the Agreement, Camden has the option of adjusting the exchange ratio of .64 to equal a number obtained by dividing $16.43 by the Average Closing Price.

     An affirmative vote of holders of two-thirds of the outstanding shares of the Company's common stock is required to approve the Agreement. A special meeting of the Company's stockholders is scheduled for April 15, 1997 to vote on the Agreement.

18.  SUBSEQUENT EVENTS (Unaudited)

     On January 2, 1997, the Company declared a dividend, with respect to the fourth quarter of 1996, of $.465 per share of common stock which was paid on January 23, 1997 to holders of record on January 13, 1997. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.465 per Unit which was paid on January 23, 1997 to holders of record on January 13, 1997.

     In January 1997, the Company sold the 232 unit Brookfield apartments in Dallas, Texas for $5,459, the 352 unit Westchase apartments in Charleston, South Carolina for $11,130 and the 251 unit San Miguel apartments in St. Louis, Missouri for $6,875. Net proceeds from the sale of these properties were used to repay borrowings under the Company's line of credit, fund multifamily development expenditures and for general working capital purposes.

     On March 18, 1997, the Company declared a dividend, with respect to the first quarter of 1997, of $.3136 per share of common stock, payable April 15, 1997 to holders of record on March 31, 1997. Concurrent with the dividend announcement, the Operating Partnership authorized a distribution of $.3136 per Unit, payable April 15, 1997 to holders of record on March 31, 1997.

                                                                    Schedule III
                               PARAGON GROUP, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Dollars in thousands)

                                                                                      Gross Amount at which
                                          Initial Costs                            Carried at December 31, 1996
                                       --------------------    Costs    --------------------------------------------------
                                                Buildings   Capitalized            Buildings
                           Notes                   and     Subsequent to              and          Construction
Property Name             Payable       Land   Improvements Acquisition   Land    Improvements      in Process     Total
-------------------      ---------     ------- ------------ ----------- --------- ------------     ------------   --------
       Florida
4th St. Station I       $  5,120 (3)   $   800    $    -   $ 12,989     $ 1,499    $  12,290      $      -        $ 13,789
4th St. Station II         5,070 (3)       656         -     11,706       1,643       10,719             -          12,362
Broadmoor                  4,660 (2)     1,536     5,265      4,118       2,080        8,839             -          10,919
Chasewood                  2,850 (2)       992     4,534      1,739       1,182        6,083             -           7,265
Citrus Lakes I                 -           208     2,942        276         208        3,218             -           3,426
Coco West I                2,670 (3)        68         -      8,450         630        7,888             -           8,518
Coco West II               3,780 (3)       111         -     11,766         589       11,288             -          11,877
Dolphin Pointe             7,250 (2)     1,456        25     15,416       1,919       14,978             -          16,897
Greenhouse                 3,580 (3)       808         -      9,797       1,146        9,459             -          10,605
Grove                      2,700 (2)     1,431     4,269        355       1,431        4,624             -           6,055
Heron Pointe                   - (11)      990         -     12,412         990       12,412             -          13,402
Landtree                   3,780 (3)       624         -      8,261       1,277        7,608             -           8,885
Lookout Pointe             6,700 (2)     1,563         -     13,906       1,823       13,646             -          15,469
Parsons Run                3,840 (3)       902         -      9,325       1,424        8,803             -          10,227
Renaissance Pointe             - (11)    1,564         -     13,209       1,564       13,209             -          14,773
Renaissance Pointe II          -         2,067         -          8           -            -         2,075           2,075
The Reserve                3,100 (2)     1,060         -      6,374       1,093        6,341             -           7,434
Schooner Bay               7,392 (7)     1,518     8,966        393       1,518        9,359             -          10,877
Summerplace I & II         6,330 (3)     1,016         -     13,140       1,729       12,427             -          14,156
Summerplace III            3,720 (3)       753         -      7,489       1,117        7,125             -           8,242
Summerset Bend             4,500 (3)       779         -      9,499       1,141        9,137             -          10,278
The Vineyard              10,500 (9)     2,602         -     15,211       3,118       14,695             -          17,813
      Kentucky
Copper Creek               9,130 (8)       649         -      6,760         649        6,760             -           7,409
Deerfield                  9,886 (8)     1,610         -     18,981       2,421       18,170             -          20,591
Glenridge                  3,695 (9)       970         -      6,634       1,119        6,485             -           7,604
Post Oak                   2,450 (2)         -         -      3,806         339        3,467             -           3,806
Sundance                   2,800 (2)       447         -      6,027         738        5,736             -           6,474
      Missouri
Camden Passage             7,350 (9)     1,345     9,455      2,658       1,817       11,641             -          13,458
Camden Passage II              - (11)    1,169         -     10,748       1,169        6,817         3,931          11,917
The Cove                  12,480 (5)     2,308    10,418      6,564       3,505       15,785             -          19,290
Knolls                         - (11)      978     3,778        363         980        4,139             -           5,119
Knollwood I                7,215 (5)     1,764     7,928        407       1,764        8,335             -          10,099
Knollwood II               7,027 (5)     1,272     9,328        148       1,272        9,476             -          10,748
Pear Tree                      - (11)      366     2,684        212         366        2,896             -           3,262
Spanish Trace              9,764 (4)     2,445    15,508        785       2,445       16,293             -          18,738
Sunswept                       - (11)    1,813     5,496        375       1,813        5,871             -           7,684
Tempo                      6,205 (5)     2,168     5,982        814       2,168        6,796             -           8,964
Westchase Park             4,900 (2)         -         -     11,763       1,024       10,739             -          11,763
Westgate I                 4,500 (2)       380     3,165      3,561         615        6,491             -           7,106
Westgate II                8,200 (2)       790         -     17,115       2,131       15,774             -          17,905


                                                                    Schedule III

                                        Net           Date of
                    Accumulated     Real Estate     Construction/   Depreciable
Property Name       Depreciation       Assets        Acquisition    Lives-Years
------------------  ------------    ------------    -------------   -----------
       Florida
4th St. Station I      4,896           8,893            1982          5-40 Years
4th St. Station II     3,555           8,807            1983          5-40 Years
Broadmoor              2,650           8,269          1986/1987       5-40 Years
Chasewood              2,052           5,213          1985/1987       5-40 Years
Citrus Lakes I           234           3,192            1976          5-40 Years
Coco West I            2,615           5,903            1983          5-40 Years
Coco West II           4,108           7,769            1985          5-40 Years
Dolphin Pointe         3,956          12,941            1989          5-40 Years
Greenhouse             4,180           6,425            1982          5-40 Years
Grove                    354           5,701            1973          5-40 Years
Heron Pointe             999          12,403            1996          5-40 Years
Landtree               2,948           5,937            1983          5-40 Years
Lookout Pointe         5,770           9,699            1987          5-40 Years
Parsons Run            3,175           7,052            1986          5-40 Years
Renaissance Pointe       278          14,495            1996(1)       5-40 Years
Renaissance Pointe II      -           2,075              (1)         -
The Reserve            1,528           5,906            1991          5-40 Years
Schooner Bay             274          10,603            1995          5-40 Years
Summerplace I & II     4,992           9,164            1984          5-40 Years
Summerplace III        2,714           5,528            1986          5-40 Years
Summerset Bend         3,756           6,522            1984          5-40 Years
The Vineyard           3,655          14,158            1990          5-40 Years
      Kentucky
Copper Creek           3,126           4,283            1987          5-40 Years
Deerfield              4,901          15,690            1987          5-40 Years
Glenridge              1,786           5,818            1990          5-40 Years
Post Oak               1,940           1,866            1981          5-30 Years
Sundance               2,671           3,803            1975          5-40 Years
      Missouri
Camden Passage         2,251          11,207            1989          5-40 Years
Camden Passage II         32          11,885              (1)         5-40 Years
The Cove               2,950          16,340            1990          5-40 Years
Knolls                   329           4,790          1973/1974       5-40 Years
Knollwood I              586           9,513            1981          5-40 Years
Knollwood II             673          10,075            1985          5-40 Years
Pear Tree                221           3,041            1967          5-40 Years
Spanish Trace          9,175           9,563          1972/1995       5-40 Years
Sunswept                 469           7,215          1971/1994       5-40 Years
Tempo                    592           8,372            1975          5-40 Years
Westchase Park         3,288           8,475            1986          5-40 Years
Westgate I             2,675           4,431            1973          5-40 Years
Westgate II            6,561          11,344            1980          5-40 Years

                               PARAGON GROUP, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Dollars in thousands)

                                                                                                  Gross Amount at which
                                                  Initial Costs           Costs                Carried at December 31, 1996
                                             -----------------------   Capitalized   ----------------------------------------------
                                 Notes                 Buildings and  Subsequent to            Buildings and  Construction
Property Name                   Payable       Land     Improvements    Acquisition     Land    Improvements    in Process    Total
------------------------      -----------    -------   -------------  -------------  --------  -------------  -------------  -----
         North Carolina
Copper Creek                  $ 2,600 (2)    $   930     $     -        $ 6,628      $   928     $  6,630     $     -       $ 7,558
Eastchase                       2,949 (9)      1,265           -          6,116        1,352        6,029           -         7,381
Falls                           5,700 (2)      1,010           -         11,308        1,475       10,843           -        12,318
Glen                            6,572 (9)      1,713       6,808            196        1,713        7,004           -         8,717
Habersham Pointe                    -          1,124      10,273              3        1,124       10,276           -        11,400
Pinehurst                      14,000 (5)      3,591      15,213            356        3,591       15,569           -        19,160
The Park                            - (11)       906           -          8,568        1,110        1,031       7,333         9,474
River Oaks                      6,350 (6)      1,056       8,635              5        1,056        8,640           -         9,696
             Texas
Chesapeake                      3,300 (2)      1,061       4,939          3,633        1,471        8,162           -         9,633
Fairlane                        3,461 (9)        710           -          9,149        1,449        8,410           -         9,859
Highland Trace                      - (11)     1,450       2,871            835        1,539        3,617           -         5,156
Los Rios                        9,000 (5)      1,494           -          9,572        1,517        9,549           -        11,066
Nob Hill                        9,050 (5)      2,944       5,714          6,787        3,462       11,983           -        15,445
Stone Creek                         - (11)     1,696         367         10,182        1,696       10,549           -        12,245
Stone Gate                          - (11)     2,275           -         13,521        2,275       13,521           -        15,796

Miscellaneous Assets                3 (10)         -           -          4,946            -        4,946           -         4,946
                              -------         ------     -------        -------      -------       ------     -------        ------
                              246,129         67,203     154,563        375,365       81,214       502,578     13,339       597,131
                              -------         ------     -------        -------      -------       ------     -------        ------

Real estate held for sale:
San Miguel (Missouri)               - (11)     1,321       5,487            390        1,321        5,877           -         7,198
Westchase (South Carolina)      4,440 (3)      1,496           -         11,631        1,895       11,232           -        13,127
Brookfield (Texas)              4,023 (5)      1,481       2,643          1,904        1,578        4,450           -         6,028
                                -----          -----       -----          -----        -----        -----      ------         -----
                                8,463          4,298       8,130         13,925        4,794       21,559           -        26,353

                            ---------        -------    --------       --------      -------     --------     -------      --------
Total                       $ 254,592        $71,501    $162,693       $389,290      $86,008     $524,137     $13,339      $623,484
                            =========        =======    ========       ========      =======     ========     =======      ========


                                                  Net           Date of
                           Accumulated        Real Estate    Construction/     Depreciable
Property Name              Depreciation         Assets        Acquisition      Lives-Years
---------------------      ------------        -----------   -------------     -----------
     North Carolina
Copper Creek                $ 1,637              5,921           1989            5-40 Years
Eastchase                     2,675              4,706           1986            5-40 Years
Falls                         4,338              7,980           1984            5-40 Years
Glen                            488              8,229           1980            5-40 Years
Habersham Pointe                146             11,254           1986            5-40 Years
Pinehurst                       843             18,317         1967/1994         5-40 Years
The Park                          3              9,471            (1)            5-40 Years
River Oaks                       43              9,653           1985            5-40 Years
             Texas
Chesapeake                    2,925              6,708           1982            5-40 Years
Fairlane                      3,847              6,012           1980            5-40 Years
Highland Trace                1,142              4,014         1985/1987         5-40 Years
Los Rios                      1,744              9,322           1992            5-40 Years
Nob Hill                      2,676             12,769         1986/1987         5-40 Years
Stone Creek                     484             11,761           1995            5-40 Years
Stone Gate                      241             15,555           1996(1)         5-40 Years

Miscellaneous Assets          1,682              3,264         1994/1995            5 Years
                            -------            -------
                            127,829            469,302
                            -------            -------

Real estate held for sale:      433              6,765         1970/1994         5-40 Years
San Miguel (Missouri)         4,162              8,965           1986            5-40 Years
Westchase (South Carolina)    1,154              4,874         1986/1987         5-40 Years
Brookfield (Texas)          -------             ------
                              5,749             20,604

                            -------             ------
Total                      $133,578            489,906
                           ========            =======



     (1) Construction still in process and/or property still in initial lease-up phase at December 31, 1996.

     (2) These properties serve as collateral for the "Pool A" mortgage note payable obtained concurrent with the Initial Offering in the amount of $61,710.

     (3) These properties serve as collateral for the "Pool B" mortgage notes payable obtained concurrent with the Initial Offering in the amount of $46,830.

     (4) This property serves as collateral for the mortgage note payable insured by HUD assumed effective October 1, 1995 in the outstanding amount of $9,764 at December 31, 1996.

     (5) These properties serve as collateral for mortgage notes payable obtained in December 1995 in the amount of $69,000.

     (6) This property serves as collateral for the mortgage note payable assumed effective November 8, 1996 in the outstanding amount of $6,350 at December 31, 1996.

     (7) This property serves as collateral for mortgage notes payable obtained in November 6, 1996 in the outstanding amount of $7,392 at December 31, 1996.

     (8) These properties serve as collateral for housing revenue bonds assumed at the Initial Offering in the outstanding amount of $19,016 at December 31, 1996.

     (9) These properties serve as collateral for mortgage notes payable assumed at the Initial Offering in the outstanding amount of $34,527 at December 31, 1996.

     (10) A portion of these assets with a net book value at December 31, 1996 of $5 serve as collateral for a vehicle loan in the outstanding amount of $3 at December 31, 1996.

     (11) These properties serve as collateral for the line of credit facility in the outstanding amount of $42,700 at December 31, 1996.

PARAGON GROUP INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------
December 31, 1996
(Dollars in thousands)

     A summary of activity for real estate and accumulated depreciation is as follows:

                                                                          December 31,
                                                 --------------------------------------------------------------
                                                                                                   1994,
                                                       1996                   1995              as Restated
---------------------------------------------------------------------------------------------------------------
Real Estate:
   Balance at beginning of year................   $    631,471           $    513,761          $     361,554
   Additions and basis adjustments.............         73,703                117,753                204,311
   Dispositions and other......................        (81,690)(3)                (43)               (52,104) (1)
                                                  ------------           ------------          -------------

   Balance at end of year......................   $    623,484           $    631,471          $     513,761
                                                  ============           ============          =============

Accumulated Depreciation:
   Balance at beginning of year................   $    126,437          $     101,984          $     116,031
   Depreciation and basis adjustments..........         18,904                (24,462                (12,926
   Dispositions and other......................        (11,763)                    (9)               (26,973) (1)
                                                  ------------          -------------          -------------

   Balance at end of year......................   $    133,578          $     126,437          $     101,984
                                                  ============          =============          =============

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

(3) Includes a $41,754 adjustment related to the contribution of property to Paradim.

(4)  Includes  $45  of  Post-Measurement   Date  depreciation   related  to  the
     commercial property services business.

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

     As of December  31, 1996,  1995 and 1994,  the  aggregate  cost for federal
income  tax  purposes  was  approximately   $525,000,   $532,000  and  $414,000,
respectively.